Form 10-Q
period 1996-06-30
CHASE BRASS INDUSTRIES INC
filed 1996-08-13
CIK 928950

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996


Commission File No. 1-13394


                       CHASE BRASS INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)


Delaware
(State or other jurisdiction of
incorporation or organization)

51-0328047
(I.R.S. Employer
Identification Number)


State Route 15, Montpelier, Ohio  43543
(Address of principal executive offices, including Zip Code)


            Registrant's telephone number, including area code:
                              (419) 485-3193

                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]       No [ ]



Number of shares of Common Stock outstanding as of
    August 9, 1996:   5,963,471
Number of shares of Nonvoting Common Stock outstanding as of
    August 9, 1996:   4,100,079*
_________
* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.





                            Page 1 of 32 pages.

                     Exhibit Index begins on Page 29.

                       CHASE BRASS INDUSTRIES, INC.

                             TABLE OF CONTENTS


                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
- - -------  --------------------
         Consolidated Balance Sheet as of June 30, 1996 and
               December 31, 1995

         Consolidated Statement of Operations for the three and six months ended June 30, 1996 and 1995

         Consolidated Statement of Cash Flows for the six months ended June 30, 1996 and 1995

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis
- - -------  ------------------------------------
         of Financial Condition and Results of Operations
         ------------------------------------------------

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- - -------  -----------------

Item 4.  Submission of Matters to Vote of Security Holders
- - -------  -------------------------------------------------

Item 5.  Other Matters
- - -------  -------------

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

         Signature

                       CHASE BRASS INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET
            (Unaudited; in thousands, except share information)
                                         June 30,      December 31,
                                          1996           1995
                                        __________     ____________
                   ASSETS
Current assets:
 Cash and cash equivalents              $  27,243      $  16,973
 Receivables, net of allowance for
   doubtful accounts and claims of
   $1,061 and $1,036 in 1996 and 1995,
   respectively                            31,760         28,071
 Inventories                               13,683         15,975
 Prepaid expenses                             575            733
 Deferred income taxes                        850            850
                                        _________      _________
   Total current assets                    74,111         62,602
Property, plant and equipment, net         37,118         38,445
Receivable from Seller                      1,956          1,956
                                        _________      _________
      Total assets                      $ 113,185      $ 103,003
                                        =========      =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       $  18,717      $  18,900
 Accrued liabilities                        3,795          3,594
 Accrued income taxes                       2,258          3,310
                                        _________      _________
   Total current liabilities               24,770         25,804
Long-term debt                             19,722         18,784
Deferred income taxes                       4,744          4,770
                                        _________      _________
   Total liabilities                       49,236         49,358
Commitments and contingencies                  --             --
Stockholders' equity:
 Common stock, $.01 par value,
   25,000,000 shares authorized;
   5,963,171 and 5,960,721 shares
   issued and outstanding
   in 1996 and 1995, respectively              60             60
 Nonvoting common stock, $.01 par
   value, 5,000,000 shares authorized;
   4,100,079 shares issued and
   outstanding in 1996 and 1995                41             41
 Additional paid-in capital                30,014         29,990
 Retained earnings                         33,834         23,554
                                        _________      _________
   Total stockholders' equity              63,949         53,645
      Total liabilities and
        stockholders' equity            $ 113,185      $ 103,003
                                        =========      =========

                The accompanying notes are an integral part
                 of the consolidated financial statements.
                   CONSOLIDATED STATEMENT OF OPERATIONS
            (Unaudited; in thousands, except share information)

                          Three Months Ended        Six Months Ended
                                June 30,                June 30,
                            1996        1995         1996      1995
                           ________   ________     ________  _________

Net sales                  $ 82,095   $ 82,994     $172,012  $169,131

Cost of goods sold
 (exclusive of depreciation
 and amortization shown
 separately below)           70,298     71,746      147,581   145,607
                           ________   ________     ________   _______
   Gross profit              11,797     11,248       24,431    23,524

Selling, general and
 administrative expenses      1,966      1,942        4,373     4,369

Dep. and amortization         1,243      1,541        2,458     3,004
                           ________   ________      _______   _______

   Operating income           8,588      7,765       17,600    16,151

Net interest expense            260        378          610       867
                           ________    _______      _______   _______

   Income before
     income taxes             8,328      7,387       16,990    15,284

Provision for income taxes    3,288      2,955        6,710     6,114
                           ________   ________     ________  ________

   Net income              $  5,040   $  4,432     $ 10,280  $  9,170
                           ========   ========     ========  ========

Average shares
 outstanding             10,062,659 10,060,800   10,061,853  10,060,800


Earnings per share         $    .50   $    .44     $   1.02  $    .91
                           ========   ========     ========  ========









                 The accompanying notes are an integral part
                  of the consolidated financial statements.
                         CHASE BRASS INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited; in thousands)

                                           Six Months Ended June 30,
                                               1995          1996
                                            _________     _________
Operating activities:
 Net income                                 $  10,280     $   9,170
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization               2,458         3,004
    Accretion of discount on subordinated
     promissory note due Seller                   938           844
    Deferred income tax expense (benefit)         (26)           57
    Changes in assets and liabilities:
     (Increase) in receivables                 (3,689)       (7,502)
     Decrease in inventories                    2,292         4,452
     (Decrease)in accounts payable               (183)       (4,232)
     (Decrease)in accrued income taxes         (1,052)         (537)
     Increase in accrued liabilities              201           315
     Decrease in deferred income taxes, net        --         1,484
     Other, net                                   158          (123)
                                            _________     _________
        Net cash provided by
         operating activities                  11,377         6,932

Investing activities:
 Additions to property, plant and eqpt         (1,131)       (1,774)
                                            _________     _________
        Net cash (used in)
         investing activities                  (1,131)       (1,774)

Financing activities:
 Issuance of common stock -
   options exercised                               24            --
                                            _________     _________
        Net cash provided by
         financing activities                      24            --
                                            _________     _________
Net increase in cash and equivalents           10,270         5,158
Cash and cash equivalents,
 beginning of period                           16,973           173
                                            _________     _________
Cash and cash equivalents,
 end of period                              $  27,243     $   5,331
                                            =========     =========
Supplemental disclosures:
Interest and bank fees paid                 $      71     $     111
Income taxes paid                           $   7,801     $   5,418

                 The accompanying notes are an integral part
                  of the consolidated financial statements.
1.     Significant Accounting Policies:
       ________________________________

  Principles of Consolidation and Interim Financial Information

  The consolidated balance sheet as of June 30, 1996, and December 31, 1995, the consolidated statement of operations for the three and six months ended June 30, 1996 and 1995, and the consolidated statement of cash flows for the six months ended June 30, 1996 and 1995, include the accounts of Chase Brass Industries, Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation.

  The accompanying financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for June 30, 1996 and 1995, included herein is unaudited, and, in the opinion of management, reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information.

  The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1996. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Form 10-K dated March 27, 1996.

  On August 24, 1990, the Company acquired certain assets and assumed certain liabilities of a Delaware corporation formerly named Chase Brass & Copper Company, Incorporated ("Old Chase"), pursuant to the Asset Purchase Agreement ("Purchase Agreement") dated May 10, 1990, by and between the Company, CBCC, Old Chase, BP Exploration (Alaska) Inc. ("BP") and The Standard Oil Company (the "CBCC Acquisition"). BP and The Standard Oil Company (collectively referred to as the "Seller") own all of the stock of Old Chase. The CBCC Acquisition was accounted for as a purchase.

  Earnings Per Share

  Earnings per share is computed based upon the average number of common shares and common share equivalents outstanding during the periods presented.





2.     Pending Acquisition:
  ____________________

  On May 15, 1996, the Company signed a definitive agreement to acquire the UNR-Leavitt Division of Chicago-based UNR Industries, Inc. ("Leavitt") for $95 million, subject to closing adjustments (the "Leavitt Acquisition"). Leavitt produces structural and mechanical steel tubing with plants in Chicago, Illinois, Hammond, Indiana, and Jackson, Mississippi, and employs approximately 320 people. Structural steel tubing is used in farm equipment, non-residential construction and other structural applications. Mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Leavitt recorded 1995 sales of $156 million and EBITDA of $18.1 million. The Leavitt Acquisition will be accounted for as a purchase. The Company intends to finance a portion of the purchase price with cash on hand and the remainder with bank debt. The Leavitt Acquisition is scheduled to close August 30, 1996.

3.     Inventories:
  ____________

  Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent periods.  If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $3.9 million and $4.3 million higher at June 30, 1996, and December 31, 1995, respectively. Inventories consisted of the following
(in thousands):
                                           June 30,   December 31,
                                            1996          1995
                                         ______   _____          ______ _____

  Raw materials                          $   4,563     $   6,641
  Work in process                            4,796         4,903
  Finished goods                             6,036         7,952
                                         ______________          ______ _____
                                            15,395        19,496
  Tolling metal due customers               (1,712)       (3,521)
                                         ______   _____          ______ _____
                                         $  13,683     $  15,975
                                         ======   =====          ============






4.     Commitments and Contingencies:
  ______________________________

  In connection with the CBCC Acquisition, the Company and Seller entered into a Remediation Agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, Seller is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at the Company's manufacturing facility and the construction of a new waste water treatment plant to enable the Company to comply with its waste water discharge permit (the "Permit"). Seller also is obligated under the Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. Seller has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition.

  While the Company's new waste water treatment plant has been in operation since May 1993, the Company is still experiencing exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. Seller and the Company have identified several conditions contributing to the exceedances and are actively working to correct the problems that have precluded the Company's routine compliance with the Permit. The Ohio Environmental Protection Agency (the "Ohio EPA") is kept apprised as to the status of the parties' activities concerning the elimination of exceedances, concurs with the proposals for corrective measures, and has not initiated any enforcement action against the Company for prior exceedances.

  The Company and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or analogous state laws with respect to two sites, and may have been identified as a PRP at one additional site.

  In connection with one of the two sites, located in Cleveland, Ohio, the Company has been named as one of over 130 defendants in a CERCLA
Section 107 action which seeks recovery of response costs previously spent and proposed to be spent by the plaintiff. The plaintiff has alleged that between 1990 and 1993 it and the other ordered parties have incurred response costs in excess of $10 million. The Company believes that it has had no contact with the site and has no knowledge as to what, if any, share of response costs has been allocated to it. Seller has been notified of this suit and has assumed the defense thereof because alleged events giving rise to the CERCLA liability occurred prior to the CBCC Acquisition.

  With respect to the second site, located in Tifton, Georgia, the Company has been notified by a group of private parties of its potential identification as a PRP. The notice alleges that the Company may be liable for contribution with respect to prior cleanup costs incurred by third parties at this site and may be required to participate in funding future cleanup costs at this site. The Company believes that it has had no contact with the site and has no knowledge as to what, if any, share of response costs would be allocated to it if it is determined that the Company or Old Chase had any contact with this site. Seller has been notified and has assumed defense of this matter.

  The additional site, located in Mifflin County, Pennsylvania, was placed on the United States Environmental Protection Agency's (the "EPA") National Priorities List in 1989. While the Company has not received any formal notification from the EPA or any third party, the Company believes that Old Chase has been identified by the EPA as a PRP. To the Company's knowledge, however, neither the Company nor the brass rod division of Old Chase directly disposed of hazardous wastes at this site. Nevertheless, Seller has been notified by the Company of its (or Old Chase's) apparent identification as a PRP and Seller's responsibility for any liability associated with this site as it relates to periods prior to the date of the CBCC Acquisition. Based on information available to the Company, it appears that if the Company or Old Chase were determined to be liable, liability would be allocated on the basis of 0.5828% of total cleanup costs of approximately $64.5 million (or approximately $376,000) at June 30, 1996.

  The Company believes that it has no liability for the cleanup costs related to these sites because (a) such liability is attributable to an entity that had the same or similar name to that of the Company, such as a division or subsidiary of Seller (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, Seller retained such liability under the Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities. To the extent the Company incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the Purchase Agreement to recover such amounts from Seller.

  Preliminary studies conducted immediately prior to the CBCC
Acquisition indicated that the site upon which the Company's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. While the Company is aware that the site is contaminated, the full extent and magnitude of contamination has not yet been determined. Pursuant to the Remediation Agreement, Seller is required to fund a comprehensive site investigation to determine the extent of contamination and appropriate cleanup methods. The results of the initial site investigation activities were provided to the Company in second quarter 1996, which results have identified the presence and location of certain contaminants. Seller also provided to the Company a draft remediation plan with respect to certain areas of the facility based on the results of the initial sampling. The Company currently is reviewing the initial sampling results and draft remediation plan provided to it to determine appropriate cleanup standards. After the Company completes its review of the material provided by Seller, the Company intends to meet with Seller and the Ohio EPA to determine the extent of additional investigation activities that may be required and to develop a comprehensive remediation plan for the site. Thereafter, the Company anticipates that actual cleanup of the site will be conducted by or on behalf of Seller in accordance with regulatory approval.

  Because the site investigatory activities are not yet complete, the Company presently is unable to estimate with any degree of certainty the extent of contamination or the amount of site cleanup costs associated therewith. Moreover, because Seller has acknowledged its obligations with respect to site contamination attributable to Old Chase's operations, the probability that the Company would be required to make material expenditures related to site cleanup appears to be remote. No reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions. To the extent the Company incurs cleanup costs with respect to these sites, it intends to enforce its rights under the Purchase Agreement to recover such amounts from Seller. In the event the Company is entitled to recovery from Seller pursuant to the Purchase Agreement, or otherwise, but is unable to collect such amounts from Seller, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million Seller Note to the extent it legally is entitled to do so.

Item 2.   Management's Discussion and Analysis of Financial Condition and
_______   _____________________________________________________________
          Results of Operations
          _____________________
General

     The Company is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada and, from its Montpelier, Ohio, plant supplied approximately 32% of copper alloy rod shipped by U.S. mills in 1995. Free machining and forging brass rod are the two primary types of copper alloy rod used in the United States and Canada, which the Company estimates represent approximately 80% and 12%, respectively, of total annual copper alloy rod shipments by U.S. mills. The main attributes of copper alloy rod are its excellent corrosion resistance, moderate strength and the ease with which it can be machined or forged into a variety of shapes. The Company is one of the largest manufacturers and suppliers in the United States and Canada of free-machining brass rod, which accounted for approximately 95% of the Company's total shipments and net sales in 1995 and first half 1996.

     Free-machining brass rod is used to produce brass products, such as valves and fittings, by a machining process during which the brass rod is formed, drilled and cut. Forging brass is used to produce brass products by a process during which a heated slug cut from a rod is pressed into an impression die and then machined.

     The primary distinction between products manufactured from free-machining and forging brass rod is that free-machining brass products generally are used in air and water applications (such as faucet, industrial valve and automotive components), hardware products and similar applications, whereas forging brass products are more dense and, therefore, generally are used in industrial fluid (such as refrigerant) and other high pressure applications.

     The Company supplies a diverse customer base of over 300 companies in the United States and Canada, including original equipment manufacturers, independent fabricators and distributors. The Company's 25 largest customers, which represented approximately 50% of net sales for 1995 and first half 1996, have been doing business with the Company for an average of nearly 18 years. The Company markets its products under its "Blue Dot" trademark, which the Company believes is recognized throughout the industry for its high quality, low lead content and uniform lead distribution which enhances the machinability of its brass rod. The Company maintains the quality and consistency of its products through an extensive quality control program, including the inspection of incoming raw materials, utilization of statistical process control procedures and quality testing throughout the manufacturing process.


     The principal raw material used in the Company's manufacturing process is brass scrap, approximately 80% of which is obtained from the Company's customers and 20% of which is purchased from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the price for copper and zinc (the major components of brass), and generally are less than the price at which brass scrap is purchased from customers ("Metal Buying Price").

     The Company's pricing structure consists of a metal selling price and a fabrication price as separate components. The metal price charged to customers ("Metal Selling Price") is determined at the time of shipment based on the then-current Metal Buying Price and is not directly affected by fluctuations in free-market brass scrap prices. As a result of this pricing structure, increases and decreases in the Metal Selling Price will affect net sales levels and the Company's gross profit as a percentage of sales, even in the absence of an increase or decrease in shipments or the fabrication prices charged to customers, but will have little impact on the Company's gross profit levels. However, the quantity of free-market brass scrap purchased by the Company and changes in the difference between the free-market prices paid for brass scrap and the Metal Buying Price will affect the Company's gross profit, even in the absence of an increase or a decrease in shipments or net sales levels.

     In addition to sales made under the pricing structure described above, some sales are made on a tolling basis. In a tolling arrangement, the customer consigns brass scrap to the Company and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions reduce the Company's net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod and cost of goods sold by the Metal Buying Price that otherwise would be paid to the customer. To a lesser extent, tolling transactions also affect the Company's gross profit to the extent the Company is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on the Company's gross profit, in March 1994 the Company began requiring tolling customers to deliver 1.03 pounds of brass scrap in exchange for each pound of finished rod shipped and, in October 1994, increased this tolling premium to 1.04 pounds of brass scrap in exchange for each pound of finished rod shipped.

Results of Operations

Three Months Ended June 30, 1996, Compared with Three Months Ended
June 30, 1995

     Net sales decreased $899,000, or 1%, to $82.1 million in 1996, due to a decline in Metal Selling Prices and an increase in toll shipments partially offset by an increase in shipments. Shipments increased 5.1 million pounds, or 7%, to 77.7 million pounds in second quarter 1996. The shipment increase was influenced by continued customer demand and declining net import levels. Net imports for the five months ended May 1996 (the most recent data available) totaled 31 million pounds compared with 91.3 million pounds for the same period in 1995.

     As a result of the above factors, the Company's gross profit increased $549,000, or 5%, to $11.8 million in second quarter 1996.

     Depreciation and amortization decreased $298,000, or 19%, to $1.2 million in second quarter 1996, principally due to intangible assets becoming fully amortized in third quarter 1995, partially offset by increased depreciation on capital additions.

     As a result of the above factors, operating income increased
$823,000, or 11%, to $8.6 million in second quarter 1996.

     Net interest expense decreased $118,000, or 31%, to $260,000 in second quarter 1996, primarily as a result of a $159,000 increase in interest income due to higher short-term investment levels.

     Income tax expense increased $333,000, or 11%, to $3.3 million in second quarter 1996 as a result of an increase of $941,000, or 13%, in income before income taxes.

     Based on the above factors, net income increased $608,000, or 14%, to $5.0 million. Earnings per share increased to $.50 in second quarter 1996 compared with $.44 in second quarter 1995.

Six Months Ended June 30, 1996, Compared with Six Months Ended
June 30, 1995

     Net sales increased $2.9 million, or 2%, to $172.0 million in first half 1996, due primarily to increased shipments partially offset by lower Metal Selling Prices and an increase in toll shipments. Shipments increased 11.6 million pounds, or 8%, to 162.0 million pounds in first half 1996 as customer demand remained strong and net imports declined. Although industry shipments excluding Chase through June 1996 declined a total of 29.1 million pounds, or 9%, compared with the prior year, Chase increased shipments 11.6 million pounds, or 8%. Management believes that the Company's ability to increase shipments despite reduced industry demand results from the Company's quality product and emphasis on customer service. Metal Buying and Selling Prices declined nearly 5% from the beginning of first half 1995 to the end of first half 1996 due to a downward trend in copper prices.

     As a result of the above factors, the Company's gross profit increased $907,000, or 4%, to $24.4 million in first half 1996.

     Depreciation and amortization decreased $546,000, or 18%, to $2.5 million in first half 1996, principally due to intangible assets becoming fully amortized in third quarter 1995, partially offset by increased depreciation on capital additions.

     Operating income increased $1.4 million, or 9%, to $17.6 million in first half 1996 as a result of the above factors.

     Net interest expense decreased $257,000, or 30%, to $610,000 in first half 1996, primarily as a result of a $313,000 increase in interest income due to higher short-term investment levels.

     Income tax expense increased $596,000, or 10%, to $6.7 million in first half 1996 as a result of an increase of $1.7 million, or 11%, in income before income taxes.

     Based on the above factors, net income increased $1.1 million, or 12%, to $10.3 million for the six months ended June 30, 1996. Earnings per share increased to $1.02 for the six months ended June 30, 1996, compared with $.91 for the six months ended June 30, 1995.

Liquidity and Capital Resources

General

     At June 30, 1996, cash and cash equivalents totaled $27.2 million, a $10.3 million, or 61% increase since year end 1995. The Company's indebtedness consists solely of the Seller Note, which totaled $19.7 million and $18.8 million at June 30, 1996, and December 31, 1995, respectively. The interest coverage ratio increased to 29:1 in first half 1996 from 19:1 in first half 1995. The Company continues to meet its operational and liquidity needs from cash on hand and internally generated funds.

     The Company intends to finance a portion of the Leavitt Acquisition with cash on hand and the remainder with bank debt. The Company believes that its operational and liquidity needs subsequent to the Leavitt Acquisition and for the foreseeable future will be met by remaining cash on hand, internally generated funds and amounts available under the New Bank Credit Facility (as hereinafter defined).


Working Capital

     At June 30, 1996, working capital was $49.3 million, a $12.5 million, or 34%, increase from $36.8 million at December 31, 1995.

     The increase in working capital resulted from a $10.3 million, or 61%, increase in cash and cash equivalents, a $3.7 million, or 13%, increase in accounts receivable, and a $1.1 million, or 32%, decrease in accrued income taxes, partially offset by a $2.3 million, or 14%, decrease in inventories. The increase in receivables was due principally to an increase of $3.8 million, or 17%, in net sales in June 1996 compared with December 1995, partially offset by a 6% decline in Metal Selling Prices in June 1996 compared with December 1995. The decrease in inventories as of June 30, 1996, resulted principally from reduced quantities following record first half 1996 shipments of 162 million pounds. Inventories were increased in fourth quarter 1995 to meet first quarter 1996 seasonal demand. The decrease in accrued income taxes resulted from payment of estimated taxes due in second quarter 1996, partially offset by additional accruals.

     The Company's current ratio follows:
                                   June 30, 1996   December 31, 1995
                                   _____________   _________________

     Current ratio                      2.99           2.43
     Current ratio excluding cash       1.89           1.77

Cash Flow Provided by Operating Activities

     In the six months ended June 30, 1996, net cash provided by operating activities was $11.4 million, which included net income of $10.3 million, depreciation of $2.5 million and accretion of discount on the Seller Note of $938,000, partially offset by an increase in working capital, excluding cash, of $2.3 million.

     In the six months ended June 30, 1995, net cash provided by operating activities was $6.9 million. Net income of $9.2 million, depreciation and amortization of $3.0 million and accretion of discount on the Seller Note of $844,000 were the primary sources of cash from operating activities, partially offset by an increase in working capital, excluding cash, of $6.1 million.

Cash Flow Used in Investing Activities

     Capital additions were $1.1 million for the six months ended June 30, 1996, and $1.8 million for the six months ended June 30, 1995. The Company has allocated more than $5 million for capital improvements in 1996. The Company plans to focus on expansion of its extrusion press system in 1996 and 1997, with an engineering study supporting that project currently underway.


Cash Flow Provided by Financing Activities

     Cash of $24,000 provided by financing activities in first half 1996 resulted from the issuance of Common Stock in connection with the exercise of stock options. The Company did not have any financing activities during the six months ended June 30, 1995.

Bank Credit Facility

     CBCC has a $33 million revolving credit facility agreement (the "Bank Credit Facility") which contains certain covenants that, among other things, restrict CBCC's ability to incur additional debt and require CBCC to maintain certain financial ratios. The Bank Credit Facility also contains certain restrictions on CBCC making advances or paying dividends to the Company. Under these restrictions, $49.3 million and $36.3 million was available to be advanced to the Company at June 30, 1996, and December 31, 1995, respectively.

New Bank Credit Facility

     The Company has entered into a commitment letter with PNC Bank to provide a new credit facility (the "New Bank Credit Facility") upon closing of the Leavitt Acquisition. The Company anticipates that the New Bank Credit Facility will be approximately $110 million. The New Bank Credit Facility will replace the existing Bank Credit Facility and will be used to partially finance the Leavitt Acquisition and for working capital and will also be available to fund future acquisitions.

Contingencies

     In connection with the CBCC Acquisition, the Company issued the Seller Note in the original principal amount of $20.0 million. The Seller Note has an initial maturity in August 1996, is subordinated to all other indebtedness of the Company and at the CBCC Acquisition date was recorded at a discount using a 10.4% effective interest rate. The Company has exercised its option, which it intends to exercise, to extend the maturity date of the Seller Note for three additional years to August 1999. The Seller Note contains a contingent interest payment due in August 1996 based upon average Company earnings (defined in the Seller
Note) for the years ended December 31, 1990 through 1995. At December 31, 1995, $491,000 of contingent interest was recorded as additional acquisition cost and applied against the receivable from Seller. After August 1996, interest will be payable annually on the Seller Note through August 1999 at the average three-year U.S. Treasury Note rate plus 3%.


Environmental Matters

     Capitalized terms used but not defined herein shall have the meaning ascribed to them under Note 4 of Notes to Consolidated Financial
Statements included in "Item 1. Financial Statements" in Part I. hereof.

     The Company's operations are subject to federal, state and local pollution control laws and regulations relating to the discharge of hazardous or regulated materials into the environment, the transport and sale of hazardous or regulated materials and the disposal of certain materials and wastes. These laws and related regulations are changing constantly and, as a consequence, are subject to differing interpretations by the agencies that administer them. Moreover, increasingly stringent regulations often result in the mandatory implementation of additional and/or modified pollution control procedures and processes which may result in material increases in compliance costs. Management currently is not aware of any pending changes to existing environmental laws that would require the Company to incur significant capital expenditures for pollution control.

     For the above reasons, the Company cannot predict with certainty its aggregate future capital expenditures for pollution control. However, the Company estimates that it will incur capital expenditures for pollution control of approximately $500,000 in 1996, a portion of which may be subject to reimbursement by Seller under the Remediation Agreement and the Purchase Agreement discussed below. Estimates of capital expenditures for pollution control purposes beyond 1996 are even more uncertain. However, assuming no significant manufacturing process changes and no significant changes in applicable laws or regulations, the Company currently anticipates that its capital expenditures for pollution control purposes for 1997 will be approximately $500,000, and during the period 1998-1999 will aggregate approximately $500,000. These estimates of future capital expenditures are exclusive of capital expenditures associated with on-site remediation activities, which the Company anticipates will be paid for by Seller, as more fully discussed below. The Company believes that expenditures for pollution control equipment will continue to be required in the future for continued compliance with applicable environmental laws and regulations.

     The Remediation Agreement entered into between the Company and Seller in connection with the CBCC Acquisition provides for, among other things, Seller to fund certain post-closing activities, including the investigation and remediation of on-site contamination that existed as of the CBCC Acquisition date at the location on which the Company's manufacturing facility is located and the construction of a new waste water treatment plant to enable the Company to comply with the Permit. In addition, under the Purchase Agreement, Seller is obligated to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

     Although the Company's new waste water treatment plant (funded, designed and installed by Seller) has been in operation since May 1993, the Company is still experiencing exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. Seller and the Company have identified several conditions contributing to the exceedances and are actively working to correct the problems that have precluded the Company's routine compliance with the Permit. The Ohio EPA is kept apprised as to the status of the parties' activities concerning the elimination of exceedances, concurs with the proposals for corrective measures, and has not initiated any enforcement action against the Company for prior exceedances.

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which the Company's manufacturing facility is located has been contaminated by certain volatile organic compounds, including trichloroethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. Seller and the Company jointly approached the Ohio EPA and proposed a voluntary cleanup approach for remediation at the site and have conducted site investigation activities to determine the extent of contamination and appropriate cleanup methods. The results of the initial site investigation activities were provided to the Company in second quarter 1996, which results have identified the presence and location of certain contaminants. Seller also provided to the Company a draft remediation plan with respect to certain areas of the facility based on the results of the initial sampling. The Company currently is reviewing the initial sampling results and draft remediation plan provided to it to determine appropriate cleanup standards. After the Company completes its review of the material provided by Seller, the Company intends to meet with Seller and the Ohio EPA to determine the extent of additional investigation activities that may be required and to develop a comprehensive remediation plan for the site. The investigation is being conducted on a voluntary basis with the concurrence of the Ohio EPA. Until the Company's review of initial site investigatory studies and any additional investigatory activities that are necessary are completed, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith.

     The cleanup costs associated with the environmental conditions described above may be material and, in the event the Company were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition. However, as noted above, Seller is contractually obligated under the Remediation Agreement to fund the investigation and remediation of on-site contamination that existed at the CBCC Acquisition date. Therefore, based on Seller's contractual obligation under the Remediation Agreement, as well as Seller's contractual obligation under the Purchase Agreement to indemnify the Company as described above, the Company does not believe that the cleanup costs or other liabilities associated with such conditions will have a material adverse effect on the Company's financial position, results of operations or liquidity and the Company has not made any related accruals of all or any part of such costs.

     The Company and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a PRP under CERCLA and/or state laws with respect to two sites, and may have been identified as a PRP at one additional site. See Note 4 of Notes to Consolidated Financial Statements. The Company believes that it has no liability for the cleanup costs related to these sites because (a) such liability is attributable to an entity that had the same or similar name to that of the Company, such as a division or subsidiary of Seller (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, Seller retained such liability under the Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities.

     Notwithstanding these factors, because the Company is subject to environmental laws such as CERCLA that impose liability retroactively and without regard to fault, the Company could be deemed primarily liable for cleanup costs associated with these sites.

     To the extent the Company incurs any costs and expenses with respect to the environmental matters discussed above, it intends to enforce its rights under the Purchase Agreement and/or the Remediation Agreement to recover such amounts from Seller. In the event the Company is entitled to recovery from Seller pursuant to the Purchase Agreement, or otherwise, but is unable to collect such amounts from Seller, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million Seller Note to the extent it legally is entitled to do so.
                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
_______   _________________

     Capitalized terms used but not defined herein shall have the meaning ascribed to them under Note 4 of Notes to Consolidated Financial
Statements included in "Item 1. Financial Statements" in Part I. hereof.

     The Company is involved from time to time in certain claims and litigation arising in the ordinary course of business. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

     The Company and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a PRP under CERCLA and/or analogous state laws with respect to two sites, and may have been identified as a PRP at one additional site, as discussed in the following paragraphs.

     The Company has been named one of over 130 defendants in a CERCLA
Section 107 action styled Ashland Oil, Inc. v. Acme Scrap Iron & Metal Corp., et. al. (Case No. I:94 CV 1592), which seeks recovery of response costs previously spent and proposed to be spent by the plaintiff Ashland Oil at the Huth Oil Services Company site located in Cleveland, Ohio. A waste oil reclamation facility was operated at the site from 1938 until 1990. Beginning in 1983, and at various other times until 1990, both the U.S. EPA and the Ohio EPA conducted inspections and sampling at this site. In October 1990, the U.S. EPA ordered the plaintiffs, Ashland Chemical Company (a division of Ashland Oil, Inc.), The Cleveland Electric Illuminating Company and Huth Oil Services Company, to remediate the site. As a result thereof, the plaintiff has alleged that between 1990 and 1993 it and the other ordered parties have incurred response costs in excess of $10 million. The complaint alleges that the defendants are each strictly, as well as jointly and severally, liable. The Company believes, however, that it has had no contact with the site and has no knowledge as to what, if any, share of response costs has been allocated to it. The Seller has been notified of the institution of this suit and has assumed the defense thereof because alleged events giving rise to CERCLA liability occurred prior to the CBCC Acquisition.

     The Company has been notified by a group of private parties of its potential identification as a PRP at a site in Tifton, Georgia, commonly known as the "SoGreen" site. According to the notice, a flue dust and flyash recycling facility was operated at the site from approximately 1976 until 1993. Pursuant to a consent order entered into between Atlantic Steel Industries, Inc., Florida Steel Corporation, Georgetown Steel Corporation, Owen Electric Steel Company of South Carolina and U.S. Foundry & Manufacturing Corporation (collectively, the "Steel Companies")
and the Georgia Department of Natural Resources   Environmental
Protection Division, the Steel Companies have been engaged in removing a flue dust pile, and also have undertaken an assessment of groundwater, at this site. In addition, pursuant to a U.S. EPA unilateral order, the Steel Companies apparently are engaged in a removal action to remediate contaminated soils, and are undertaking the cleanup of non-metal contaminants, at the site. The notice also indicates that the Steel Companies settled, for approximately $3 million, a class action brought by residents of the area near the site alleging property damage due to the proximity of the residents' neighborhood to the site. The notice alleges that the Company may be liable for contribution with respect to prior cleanup costs incurred by the Steel Companies and may be required to participate in funding future cleanup costs at the site. According to the notice, the Steel Companies currently have expended or are committed to expend approximately $17 million (including settlement of the class action) on matters related to the site. The Company believes that it has had no contact with this site and that this site received waste materials from an entity named "Chase Brass & Copper Co.," which may have been a division of Old Chase (not related to the brass rod division acquired by the Company), located in North Carolina. Seller has been notified and has assumed defense of this matter.

     The Jack's Creek, or Sitkin Smelting & Refining, site located in Mifflin County, Pennsylvania, was placed on the U.S. EPA's National Priorities List in 1989. While the Company has not received any formal notification from the U.S. EPA or any third party, the Company believes that Old Chase has been identified by the U.S. EPA as a PRP. To the Company's knowledge, however, neither the Company nor the brass rod division of Old Chase directly disposed of hazardous wastes at this site. Nevertheless, Seller has been notified by the Company of its (or Old Chase's) apparent identification as a PRP and Seller's responsibility for any liability associated with this site as it relates to periods prior to the date of the CBCC Acquisition. Based on information available to the Company, it appears that if the Company or Old Chase were determined to be liable, liability would be allocated on the basis of 0.5828% of total cleanup costs of approximately $64.5 million (or approximately $376,000) at June 30, 1996.

     The Company believes that it has no liability for the cleanup costs related to the sites described above because (a) such liability is attributable to an entity other than the Company that had the same or similar name to that of the Company, such as a division or subsidiary of Seller (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, Seller retained such liability under the Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities.

     To the extent the Company incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the Purchase Agreement to recover such amounts from Seller. In the event the Company is entitled to recovery from Seller pursuant to the Purchase Agreement, or otherwise, but is unable to collect such amounts from Seller, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million Seller Note to the extent it legally is entitled to do so.

Item 4.   Submission of Matters to a Vote of Security Holders
_______   ___________________________________________________

     The Annual Meeting of Stockholders of the Company was held on May 16, 1996, for the purpose of electing a board of directors and ratifying the appointment of independent accountants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the Proxy Statement dated April 15, 1996, were elected with the following vote:

            Shares Voted "For"  Shares "Withheld"   Broker Non-Votes
            __________________  _________________   ________________

Martin V. Alonzo         3,493,397       20,891             -0-
Raymond E. Cartledge     3,493,397       20,891             -0-
Charles E. Corpening     3,493,297       20,991             -0-
Donald J. Donahue        3,493,397       20,891             -0-
Duane R. Grossett        3,493,397       20,891             -0-
John R. Kennedy          3,493,397       20,891             -0-
Thomas F. McWilliams     3,493,397       20,891             -0-

   The appointment of Coopers & Lybrand L.L.P. as independent accountants was ratified by the following vote:

                     Shares
________________________________________________
  Voted "For"  Voted "Against"   Abstaining     Broker Non-Votes
  ___________  _______________   __________     ________________
   3,485,060      2,450            26,778              -0-

Item 5.           Other Information
_______           _________________

     On May 15, 1996, the Company signed a definitive agreement to acquire the UNR-Leavitt Division of Chicago-based UNR Industries, Inc.
("Leavitt") for $95 million, subject to closing adjustments. Leavitt produces structural and mechanical steel tubing with plants in Chicago, Illinois, Hammond, Indiana, and Jackson, Mississippi, and employs approximately 320 people. Structural steel tubing is used in farm equipment, non-residential construction and other structural applications. Mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Leavitt recorded 1995 sales of $156 million and EBITDA of $18.1 million. The Leavitt Acquisition will be accounted for as a purchase.
The Company intends to finance a portion of the purchase price with cash on hand and the remainder with bank debt. The Leavitt Acquisition is scheduled to close August 30, 1996.

Item 6.           Exhibits and Reports on Form 8-K
_______           ________________________________

a.   Exhibits

      2.1 Sale and Purchase Agreement dated May 15, 1996, among Chase Brass Industries, Inc. (the "Company"), Leavitt Structural Tubing Co. and UNR Industries, Inc.

      2.2 Amendment No. 1 to Sale and Purchase Agreement dated July 1, 1996, by and among the Company, Leavitt Tube Company, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Leavitt Structural Tubing Co., and UNR Industries, Inc.

      2.3 Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.

      3.1  Restated Certificate of Incorporation of the Company
           (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

      3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

      4.1  Specimen Common Stock Certificate (incorporated by reference to
           Exhibit 4.1 of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

      4.2 Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

      4.3 Voting Agreement dated November 10, 1994, between the Company, CVC and Martin V. Alonzo (incorporated by reference to Exhibit
           4.5 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

      10.1 Credit Agreement ("Credit Agreement") dated November 10, 1994, between the Company and PNC Bank, National Association ("PNC") (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1994).

      10.2 Assignment and Assumption Agreement dated November 21, 1994, between PNC and the other banks named therein regarding assignment of participation in the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended Septem-ber 30, 1994).

      10.3 Employment Agreement dated November 10, 1994, between the Company and Mr. Alonzo (incorporated by reference to Exhibit
           10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

      10.4 Employment Agreement dated February 27, 1995, between Chase Brass & Copper Company, Incorporated, a wholly owned subsidiary of the Company, and Robert L. Meyer (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

      10.5 Chase Brass Industries, Inc., 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

      10.6 Indemnification Agreement dated November 10, 1994, between the Company and Mr. Alonzo, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

      10.7 Schedule identifying additional documents substantially identical to the Indemnification Agreement included as Exhibit
           10.6 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.8 Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

      10.9 Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a wholly-owned subsidiary of the Company now named Chase Brass & Copper Company, Incorporated ("CBCC"), Chase Brass & Copper Company, Incorporated, a Delaware corporation now named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration (Alaska), Inc. ("BP") and The Standard Oil Company ("Standard") (incorporated by reference to
           Exhibit 10.5 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

     10.10 Lease Agreement dated January 9, 1987, between Old Chase and Washington Boulevard Industrial Development Company ("Landlord"), together with all amendments thereto (the "Los Angeles Lease") (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

     10.11 Assumption Agreement dated August 24, 1990, entered into by CBCC (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

     10.12 Subordinated Promissory Note dated August 24, 1990, between the Company and CBCC (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

     10.13 Assignment of the Los Angeles Lease dated August 24, 1990, from Old Chase to CBCC (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

     10.14 Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and Standard (incorporated by reference to
           Exhibit 10.10 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

     10.15 Tolling Agreement dated May 4, 1994, by and among the Company, CBCC, Old Chase, BP and Standard (incorporated by reference to
           Exhibit 10.13 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).


     10.16 CBCC Savings and Profit Sharing Plan for Salaried Employees (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

    (b)   Reports on Form 8-K

          During the quarter ended June 30, 1996, the Company did not file any Current Reports on Form 8-K.

                            S I G N A T U R E

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





  CHASE BRASS INDUSTRIES INC.






Date:  August 9, 1996
  By:     /s/ Martin V. Alonzo
     _________________________
     Martin V. Alonzo
    Chairman of the Board,
     President and Chief
     Executive Officer
     (Principal Financial
     Officer)

                             INDEX TO EXHIBITS
Exhibit                                                       Sequentially
   No.                     Description of Exhibits            Numbered Page
_______                    _______________________            _____________

  2.1 Sale and Purchase Agreement dated May 15, 1996, among Chase Brass Industries, Inc. (the
          "Company"), Leavitt Structural Tubing Co. and
          UNR Industries, Inc.

  2.2 Amendment No. 1 to Sale and Purchase Agreement dated July 1, 1996, by and among the Company, Leavitt Tube Company, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Leavitt Structural Tubing Co., and
          UNR Industries, Inc.

  2.3     Assignment and Assumption Agreement dated June
          27, 1996, by and between the Company and Leavitt Tube Company, Inc.

  3.1     Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit
          4.1 to the Company's Registration Statement on
          Form S-8 dated December 9, 1994, Registration
          No. 33-87278).

  3.2     By-Laws of the Company (incorporated by
          reference to Exhibit 3.2 of the Company's
          Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

  4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's
          Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

  4.2 Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture
          Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration
          Statement on Form S-8 dated December 9, 1994,
          Registration No. 33-87278).

  4.3 Voting Agreement dated November 10, 1994, between the Company, CVC and Martin V. Alonzo
          (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-
          8 dated December 9, 1994, Registration No.
          33-87278).

 10.1     Credit Agreement ("Credit Agreement") dated N-

          ovember 10, 1994, between the Company and PNC
          Bank, National Association ("PNC")
          (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

 10.2     Assignment and Assumption Agreement dated N-

          ovember 21, 1994, between PNC and the other banks named therein regarding assignment of participation in the Credit Agreement
          (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

 10.3 Employment Agreement dated November 10, 1994, between the Company and Mr. Alonzo
          (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.4 Employment Agreement dated February 27, 1995, between Chase Brass & Copper Company,
          Incorporated, a wholly owned subsidiary of the Company, and Robert L. Meyer (incorporated by reference to Exhibit 10.4 to the Company's
          Annual Report on Form 10-K for the year ended
          December 31, 1994).

 10.5     Chase Brass Industries, Inc., 1994 Long-Term
          Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration
          Statement on Form S-8 dated December 9, 1994,
          Registration No. 33-87278).

 10.6     Indemnification Agreement dated November 10,
          1994, between the Company and Mr. Alonzo, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from that document
          (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  10.7 Schedule identifying additional documents substantially identical to the Indemnification
          Agreement included as Exhibit 10.6 and setting forth the material details in which those documents differ from that document
          (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.8     Registration Rights Agreement dated
          November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1994).

10.9 Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC
      Acquisition Corporation (a wholly-owned
      subsidiary of the Company now named Chase Brass
      & Copper Company, Incorporated ("CBCC"), Chase
      Brass & Copper Company, Incorporated, a
      Delaware corporation now named Ken-Chas Reserve
      Co. ("Old Chase"), BP Exploration (Alaska),
      Inc. ("BP") and The Standard Oil Company
      ("Standard") (incorporated by reference to
      Exhibit 10.5 to the Company's Registration
      Statement on Form S-1 as filed with the
      Securities and Exchange Commission on Novem-

      ber 3, 1994, Registration No. 33-83178).

10.10     Lease Agreement dated January 9, 1987, between
          Old Chase and Washington Boulevard Industrial
          Development Company ("Landlord"), together with all amendments thereto (the "Los Angeles
          Lease") (incorporated by reference to Exhibit
          10.6 to the Company's Registration Statement on
          Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994,
          Registration No. 33-83178).

 10.11 Assumption Agreement dated August 24, 1990, entered into by CBCC (incorporated by reference to Exhibit 10.7 to the Company's Registration
          Statement on Form S-1 as filed with the
          Securities and Exchange Commission on N-

          ovember 3, 1994, Registration No. 33-83178).

 10.12    Subordinated Promissory Note dated August 24,
          1990, between the Company and CBCC
          (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-
          1 as filed with the Securities and Exchange
          Commission on November 3, 1994, Registration
          No. 33-83178).






 10.13    Assignment of the Los Angeles Lease dated
          August 24, 1990, from Old Chase to CBCC
          (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-
          1 as filed with the Securities and Exchange
          Commission on November 3, 1994, Registration
          No. 33-83178).

 10.14 Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and Standard
          (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-
          1 as filed with the Securities and Exchange
          Commission on November 3, 1994, Registration
          No. 33-83178).

 10.15 Tolling Agreement dated May 4, 1994, by and among the Company, CBCC, Old Chase, BP and
          Standard (incorporated by reference to Exhibit
          10.13 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994,
          Registration No. 33-83178).

 10.16    CBCC Savings and Profit Sharing Plan for
          Salaried Employees (incorporated by reference to Exhibit 10.14 to the Company's Registration
          Statement on Form S-1 as filed with the
          Securities and Exchange Commission on Novem-ber 3, 1994, Registration No. 33-83178).