Form 10-Q
period 1996-09-30
CHASE BRASS INDUSTRIES INC
filed 1996-11-14
CIK 928950

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996

Commission File No. 1-13394

                  CHASE BRASS INDUSTRIES, INC.
     (Exact name of Registrant as specified in its charter)

     Delaware                                     51-0328047
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

State Route 15, Montpelier, Ohio  43543
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

                         Yes  [X]       No   [ ]


Number of shares of Common Stock outstanding as of November 13, 1996 -- 5,963,471

Number of shares of Nonvoting Common Stock outstanding as of November 13, 1996 -- 4,100,079*

*The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                          CHASE BRASS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
               (Unaudited; in thousands, except share information)

                                           September 30,      December 31,
                                               1996              1995
                                           ------------       -----------
                             ASSETS
Current assets:
  Cash and cash equivalents                   $1,516           $16,973
  Receivables, net of allowance for
    doubtful accounts and claims
    of $1,276 and $1,036 in
    1996 and 1995, respectively               44,571            28,071
  Inventories                                 44,119            15,975
  Prepaid expenses                               690               733
  Deferred income taxes                        2,423               850
                                            --------          --------
    Total current assets                      93,319            62,602
Property, plant and equipment, net           103,257            38,445
Other assets                                   5,096             1,956
                                            --------          --------
      Total assets                          $201,672          $103,003
                                            ========          ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $23,028           $18,900
  Accrued liabilities                         11,523             3,594
  Accrued income taxes                         3,277             3,310
  Current portion of long-term debt            3,279                --
                                             -------           -------
   Total current liabilities                  41,107            25,804
Long-term debt                                82,871            18,784
Deferred income taxes                          8,699             4,770
                                             -------           -------
    Total liabilities                        132,677            49,358
                                             -------           -------
Commitments and contingencies                     --               --
Stockholders' equity:
  Common stock, $.01 par value,
    25,000,000 shares authorized;
    5,964,271 and 5,960,721 shares
    issued and outstanding
    in 1996 and 1995, respectively                60                60
  Nonvoting common stock, $.01 par value,
    5,000,000 shares authorized;
    4,100,079 shares issued and outstanding
    in 1996 and 1995                              41                41
  Additional paid-in capital                  30,026            29,990
  Retained earnings                           38,868            23,554
                                             -------           -------
    Total stockholders' equity                68,995            53,645
                                             -------           -------
      Total liabilities
        and stockholders' equity            $201,672          $103,003
                                            ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                          CHASE BRASS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (Unaudited; in thousands, except share information)


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    1996        1995        1996         1995
                                 --------    --------   ---------    ---------
Net sales                         $88,253     $68,672    $260,265     $237,803

Cost of goods sold  exclusive
   of depreciation and
   amortization shown
   separately below)               73,904      59,366     221,485      204,973
                                  -------     -------     -------      -------
Gross profit                       14,349       9,306      38,780       32,830

Selling, general
   and administrative expenses      3,639       1,869       8,012        6,238

Depreciation and amortization       1,758       1,384       4,216        4,388
                                  -------     -------     -------      -------
Operating income                    8,952       6,053      26,552       22,204

Net interest expense                  618         352       1,228        1,219
                                  -------     -------     -------      -------
Income before income taxes          8,334       5,701      25,324       20,985

Provision for income taxes          3,300       2,279      10,010        8,393
                                  -------     -------     -------      -------
Net income                         $5,034      $3,422     $15,314      $12,592
                                  =======     =======     =======      =======
Average shares outstanding     10,063,783  10,060,800  10,062,501   10,060,800
                               ==========  ==========  ==========   ==========
Earnings per share                  $0.50       $0.34       $1.52        $1.25
                               ==========  ==========  ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          CHASE BRASS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited; in thousands)

                                                Nine Months Ended September 30,
                                                       1996           1995
                                                    -------        -------
Operating activities:
Net income                                          $15,314        $12,592
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                         4,216          4,388
Accretion of discount on subordinated
  promissory note due Seller                          1,216          1,292
Deferred income tax expense (benefit)                   (44)            73
Changes in assets and liabilities:
(Increase) in receivables                            (3,022)        (4,586)
Decrease in inventories                               1,056          4,078
(Decrease) in accounts payable                       (5,414)        (5,661)
(Decrease) increase in accrued income taxes             (33)         1,229
Increase in accrued liabilities                       1,469            401
Decrease in deferred income taxes, net                   --          1,484
Other, net                                             (120)           (15)
                                                     -------        ------
Net cash provided by operating activities            14,638         15,275
                                                     -------        ------
Investing activities:
Purchase of Leavitt Tube Company, Inc.              (92,719)            --
Deferred acquisition costs                           (1,005)            --
Additions to property, plant and equipment           (1,766)        (3,063)
                                                    --------        -------
Net cash (used in) investing activities             (95,490)        (3,063)
                                                    --------        -------
Financing activities:
Revolving credit facility borrowings, net             5,359             --
Proceeds from issuance of long-term debt             60,000             --
Issuance of common stock - options exercised             36             --
                                                    -------        --------
Net cash provided by financing activities            65,395             --
                                                    -------        --------
Net increase (decrease) in cash
   and cash equivalents                             (15,457)        12,212

Cash and cash equivalents, beginning of period       16,973            173
                                                    -------        -------
Cash and cash equivalents, end of period             $1,516        $12,385
                                                    =======        =======
Supplemental disclosures:

Interest and bank fees paid                            $124           $139
                                                    =======        =======
Income taxes paid                                   $10,251         $5,980
                                                    =======        =======



The accompanying notes are an integral part of the consolidated financial statements.
                          CHASE BRASS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Significant Accounting Policies:

Principles of Consolidation and Interim Financial Information

The consolidated balance sheet as of September 30, 1996, and December 31, 1995, the consolidated statement of operations for the three and nine months ended September 30, 1996 and 1995, and the consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995, include the accounts of Chase Brass Industries, Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

The accompanying financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for September 30, 1996 and 1995, included herein is unaudited, and, in the opinion of management, reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information.

The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1996. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Form 10-K dated March 27, 1996.

On August 24, 1990, the Company acquired, through CBCC, the assets and operations of a Delaware corporation formerly named Chase Brass & Copper Company, Incorporated ("Old Chase"), pursuant to the Asset Purchase Agreement ("CBCC Purchase Agreement") dated May 10, 1990, by and between the Company, CBCC, Old Chase, BP Exploration (Alaska) Inc. ("BPE") and The Standard Oil Company (the "CBCC Acquisition"). BPE and The Standard Oil Company (collectively referred to as "BP") own all of the stock of Old Chase. The CBCC Acquisition was accounted for as a purchase.

Earnings Per Share

Earnings per share is computed based upon the average number of common shares and common share equivalents outstanding during the periods presented.

2.   Leavitt Acquisition:

On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division of UNR Industries, Inc., including all of the outstanding stock of Holco (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt commenced operations in the manufacture and sale of structural and mechanical steel tubing. The purchase price of $95 million was reduced at closing by estimated post-closing adjustments of $2.5 million. The Leavitt Acquisition was accounted for as a purchase.

In connection with the Leavitt Acquisition, the Company entered into a Bank Credit Facility (as hereinafter defined) of $100 million agented by PNC Bank, National Association, of which $62 million was used to finance the Leavitt Acquisition. The balance of the purchase price was paid with cash on hand. Of the $62 million used under the Bank Credit Facility, $60 million was obtained pursuant to a Term Loan (as hereinafter defined) and $2 million was obtained under a $40 million Revolving Credit Facility (as hereinafter defined). The balance of the Bank Credit Facility is available for working capital and to fund future acquisitions. The Bank Credit Facility replaced the Company's existing $33 million bank credit facility, which was terminated August 30, 1996.

The pro forma data outlined below reflects pro forma adjustments to the statement of operations for the nine months ended September 30, 1996 and 1995, as if the Leavitt Acquisition occurred as of the beginning of each respective period presented. As of the Leavitt Acquisition date, the value of Leavitt's property, plant and equipment was increased $31.3 million over its then-current book value to reflect the estimated fair value of the assets purchased. Assets totaling $4.4 million were recorded as of the Leavitt Acquisition date to reflect a non-compete agreement, a supply agreement with an affiliate of UNR Industries, Inc. and to reflect the actual purchase price in excess of the fair value of the assets acquired. The pro forma adjustments reflect the impact of additional depreciation and amortization expenses. The pro forma adjustments also reflect the impact of additional interest expense resulting from the Leavitt Acquisition debt and the elimination of CBCC interest income partially offset by the elimination of interest expense on the portion of Leavitt debt not assumed by the Company. The income tax effect of the pro forma adjustments is based on an effective income tax rate of 40%. Pro forma results for the nine months ended September 30 follows (amounts in thousands):

                                       1996           1995
                                    --------       --------
Net sales                           $362,155       $358,789
Net income                           $17,695        $17,859
Earnings per share                     $1.76          $1.78



3.   Inventories:

Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent periods. If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $3.2 million and $4.3 million higher at September 30, 1996, and December 31, 1995, respectively. Inventories consisted of the following (in thousands):

                                   September 30,    December 31,
                                       1996            1995
                                     -------         -------
Raw materials                        $11,029          $6,641
Work in process                       15,875           4,903
Finished goods                        20,048           7,952
                                     -------         -------
                                      46,952          19,496
Tolling metal due customers           (2,833)         (3,521)
                                     -------         -------
                                     $44,119         $15,975
                                     =======         =======

4.   Commitments and Contingencies:

In connection with the CBCC Acquisition, the Company and BP entered into a Remediation Agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility and the construction of a new waste water treatment plant to enable CBCC to comply with its waste water discharge permit (the "Permit"). BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. BP has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition.

While CBCC's new waste water treatment plant has been in operation since
May 1993, CBCC is still experiencing exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. BP and CBCC have identified several conditions contributing to the exceedances and are actively working to correct the problems that have precluded CBCC's routine compliance with the Permit. The Ohio Environmental Protection Agency (the "Ohio EPA") is kept apprised as to the status of the parties' activities concerning the elimination of exceedances, concurs with the proposals for corrective measures. The Ohio EPA has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue after January 31, 1997. CBCC has filed an application with the Ohio EPA to initiate a control project designed to eliminate exceedances to the Permit limits. Pending approval by the Ohio EPA, CBCC anticipates the control project will be completed by January 31, 1997, avoiding Ohio EPA enforcement action relating to future exceedances.

CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or analogous state laws with respect to two sites, and may have been identified as a PRP at one additional site.

In connection with one of the two sites, located in Cleveland, Ohio, CBCC has been named as one of over 130 defendants in a CERCLA Section 107 action which seeks recovery of response costs previously spent and proposed to be spent by the plaintiff. The plaintiff has alleged that between 1990 and 1993 it and the other ordered parties have incurred response costs in excess of $10 million. The Company believes that CBCC has had no contact with the site and has no knowledge as to what, if any, share of response costs has been allocated to CBCC. BP has been notified of this suit and has assumed the defense thereof because alleged events giving rise to the CERCLA liability occurred prior to the CBCC Acquisition.

With respect to the second site, located in Tifton, Georgia, CBCC has been notified by a group of private parties of its potential identification as a PRP. The notice alleges that CBCC may be liable for contribution with respect to prior cleanup costs incurred by third parties at this site and may be required to participate in funding future cleanup costs at this site. The Company believes that CBCC has had no contact with the site and has no knowledge as to what, if any, share of response costs would be allocated to CBCC if it is determined that CBCC or Old Chase had any contact with this site. BP has been notified and has assumed defense of this matter.

The additional site, located in Mifflin County, Pennsylvania, was placed on the United States Environmental Protection Agency's (the "EPA") National Priorities List in 1989. While CBCC has not received any formal notification from the EPA or any third party, the Company believes that Old Chase has been identified by the EPA as a PRP. To the Company's knowledge, however, neither CBCC nor the brass rod division of Old Chase directly disposed of hazardous wastes at this site. Nevertheless, BP has been notified by the Company of CBCC's (or Old Chase's) apparent identification as a PRP and BP's responsibility for any liability associated with this site as it relates to periods prior to the date of the CBCC Acquisition. Based on information available to the Company, it appears that if CBCC or Old Chase were determined to be liable, liability would be allocated on the basis of 0.5828% of total cleanup costs of approximately $64.5 million (or approximately $376,000) at September 30, 1996.

The Company believes that CBCC has no liability for the cleanup costs related to these sites because (a) such liability is attributable to an entity that had the same or similar name to that of CBCC, such as a division or subsidiary of BP (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities. To the extent CBCC incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP.

Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. While the Company is aware that the site is contaminated, the full extent and magnitude of contamination has not yet been determined. Pursuant to the Remediation Agreement, BP is required to fund a comprehensive site investigation to determine the extent of contamination and appropriate cleanup methods. The results of the initial site investigation activities were provided to CBCC in second quarter 1996, which results have identified the presence and location of certain contaminants. BP also provided to CBCC a draft remediation plan with respect to certain areas of the facility based on the results of the initial sampling. CBCC currently is reviewing the initial sampling results and draft remediation plan provided to it to determine appropriate cleanup standards. After CBCC completes its review of the material provided by BP, CBCC intends to meet with BP and the Ohio EPA to determine the extent of additional investigation activities that may be required and to develop a comprehensive remediation plan for the site. Thereafter, the Company anticipates that actual cleanup of the site will be conducted by or on behalf of BP in accordance with regulatory approval.

Because the site investigatory activities are not yet complete, the Company presently is unable to estimate with any degree of certainty the extent of contamination or the amount of site cleanup costs associated therewith, although such costs may be material. However, because BP has acknowledged its obligations with respect to site contamination attributable to Old Chase's operations, the probability that CBCC would be required to make material expenditures related to site cleanup appears to be remote. Accordingly, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions.

To the extent CBCC incurs cleanup costs with respect to this site, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility as a result of BP's refusal to implement remediation activities acceptable to CBCC, such costs could have a material adverse effect on the Company's financial condition and results of operations pending the recovery of such amounts from BP. In the event the Company is entitled to recovery from BP pursuant to the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million Seller Note (as hereinafter defined) to the extent it legally is entitled to do so.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company, through its wholly owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing.

CBCC

CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada and, from its Montpelier, Ohio, plant supplied approximately 32% of copper alloy rod shipped by U.S. mills in 1995. Free machining and forging brass rod are the two primary types of copper alloy rod used in the United States and Canada, which CBCC estimates represent approximately 80% and 12%, respectively, of total annual copper alloy rod shipments by U.S. mills. The main attributes of copper alloy rod are its excellent corrosion resistance, moderate strength and the ease with which it can be machined or forged into a variety of shapes. CBCC is one of the largest manufacturers and suppliers in the United States and Canada of free-machining brass rod, which accounts for approximately 95% of CBCC's total shipments.

Free-machining brass rod is used to produce brass products, such as valves and fittings, by a machining process during which the brass rod is formed, drilled and cut. Forging brass is used to produce brass products by a process during which a heated slug cut from a rod is pressed into an impression die and then machined.

The primary distinction between products manufactured from free-machining and forging brass rod is that free-machining brass products generally are used in air and water applications (such as faucet, industrial valve and automotive components), hardware products and similar applications, whereas forging brass products are more dense and, therefore, generally are used in industrial fluid (such as refrigerant) and other low pressure applications.

CBCC supplies a diverse customer base of over 300 companies in the United States and Canada, including original equipment manufacturers, independent fabricators and distributors. CBCC's 25 largest customers have been doing business with CBCC for an average of nearly 18 years. CBCC markets its products under its "Blue Dot" trademark, which the Company believes is recognized throughout the industry for its high quality, low lead content and uniform lead distribution which enhances the machinability of its brass rod. CBCC maintains the quality and consistency of its products through an extensive quality control program, including the inspection of incoming raw materials, utilization of statistical process control procedures and quality testing throughout the manufacturing process.

The principal raw material used in CBCC's manufacturing process is brass scrap, approximately 80% of which is obtained from customers and 20% of which is purchased from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the price for copper and zinc (the major components of brass), and generally are less than the price at which brass scrap is purchased from customers ("Metal Buying Price").

CBCC's pricing structure consists of a metal selling price and a fabrication price as separate components. The metal price charged to customers ("Metal Selling Price") is determined at the time of shipment based on the then-current Metal Buying Price and is not directly affected by fluctuations in free-market brass scrap prices. As a result of this pricing structure, increases and decreases in the Metal Selling Price will affect net sales levels and gross profit as a percentage of sales, even in the absence of an increase or decrease in shipments or the fabrication prices charged to customers, but will have little impact on the Company's gross profit levels. However, the quantity of free-market brass scrap purchased by CBCC and changes in the difference between the free-market prices paid for brass scrap and the Metal Buying Price will affect the Company's gross profit, even in the absence of an increase or a decrease in shipments or net sales levels.

In addition to sales made under the pricing structure described above, some sales are made on a tolling basis. In a tolling arrangement, the customer consigns brass scrap to CBCC and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions reduce the Company's net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod and cost of goods sold by the Metal Buying Price that otherwise would be paid to the customer. To a lesser extent, tolling transactions also affect the Company's gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on the Company's gross profit, in March 1994 CBCC began requiring tolling customers to deliver 1.03 pounds of brass scrap in exchange for each pound of finished rod shipped and, in October 1994, increased this tolling premium to 1.04 pounds of brass scrap in exchange for each pound of finished rod shipped.

Leavitt

Leavitt is a leading producer of structural and mechanical electric resistance welded steel tubing in a variety of shapes ranging in size from 3/8" to 12 3/4". Leavitt has plants in Chicago, IL, Hammond, IN, and Jackson, MS, with substantially all tubing products sold to steel service centers and industrial users throughout the continental United States. Leavitt's structural steel tubing is used in farm equipment, non-residential construction and other structural applications. The mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools.
Leavitt is known throughout the steel tubing industry as "The Tube People."

In contrast to CBCC's metal pricing and cost structure, Leavitt's financial performance may be impacted by changes in the price it pays for flat-rolled steel, the primary cost component of Leavitt's finished product, based on the market conditions in the flat-rolled steel industry. Based on the then-current market conditions in the steel tubing industry, Leavitt may or may not pass the economic impact of steel price changes onto its customers through changes in the selling price.

Results of Operations

Three Months Ended September 30, 1996, Compared with Three Months Ended September 30, 1995

Results for the three months ended September 30, 1996, include one month of results for Leavitt, which is a predominant factor contributing to the increases discussed below.

Net sales increased $19.6 million, or 29%, to $88.3 million in 1996 due to the addition of Leavitt and increased brass rod shipments. The shipment increase was influenced by continued demand from CBCC customers as well as declining net import levels. Net imports for the eight months ended August 1996 (the most recent data available) totaled 54.3 million pounds compared with 111.6 million pounds for the same period in 1995.

As a result of the above factors, the Company's gross profit increased $5.0 million, or 54%, to $14.3 million in third quarter 1996.

Selling, general and administrative expenses increased $1.8 million to $3.6 million in third quarter 1996 compared with 1995. The increase was attributed primarily to the Leavitt Acquisition.

Depreciation and amortization increased $374,000, or 27%, to $1.8 million in third quarter 1996, principally due to increased depreciation on capital assets acquired in the Leavitt Acquisition.

As a result of the above factors, operating income increased $2.9 million, or 48%, to $8.9 million in third quarter 1996.

Net interest expense increased $266,000, or 76%, to $618,000 in third quarter 1996, primarily as a result of interest expenses associated with Leavitt Acquisition debt and reduced interest income due to the use of cash on hand in the Leavitt Acquisition.

Income tax expense increased $1.0 million, or 45%, to $3.3 million in third quarter 1996 as a result of an increase of $2.6 million, or 46%, in income before income taxes.

Based on the above factors, net income increased $1.6 million, or 47%, to $5.0 million. Earnings per share increased to $.50 in third quarter 1996 compared with $.34 in third quarter 1995. Leavitt contributed earnings of three cents per share after interest expense associated with the acquisition debt in third quarter 1996.

Nine Months Ended September 30, 1996, Compared with Nine Months Ended September 30, 1995

Net sales increased $22.5 million, or 9%, to $260.3 million for the nine months ended September 30, 1996, due primarily to increased brass rod shipments and the addition of Leavitt partially offset by lower Metal Selling Prices and an increase in toll shipments. Demand from CBCC customers remained strong in 1996 and net imports declined as compared with 1995. Although brass rod industry shipments excluding CBCC through September 1996 declined a total of 14.9 million pounds, or 3%, compared with the prior year, CBCC increased brass rod shipments. Management believes that the Company's ability to increase shipments results from the Company's quality product and emphasis on customer service. The average Metal Selling Price for the nine months ended September 30, 1996, declined nearly 5% compared with the same period in 1995 due to a downward trend in copper prices.

As a result of the above factors, the Company's gross profit increased $6 million, or 18%, to $38.8 million for the nine months ended September 30, 1996.

Selling, general and administrative expenses increased $1.8 million, or 28%, to $8.0 million for the nine months ended September 30, 1996, compared with 1995. The increase was attributed primarily to the Leavitt Acquisition.

Depreciation and amortization decreased $172,000, or 4%, to $4.2 million for the nine months ended September 30, 1996, principally due to certain CBCC intangible assets becoming fully amortized in third quarter 1995, partially offset by increased depreciation on capital additions and on capital assets acquired as part of the Leavitt Acquisition.

Operating income increased $4.3 million, or 20%, to $26.6 million for the nine months ended September 30, 1996, as a result of the above factors.

Net interest expense increased less than 1%, due to increased interest expense on Leavitt Acquisition debt partially offset by interest income earned on higher short-term investment levels prior to the Leavitt Acquisition.

Income tax expense increased $1.6 million, or 19%, to $10.0 million for the nine months ended September 30, 1996, as a result of an increase of $4.3 million, or 21%, in income before income taxes.

Based on the above factors, net income increased $2.7 million, or 22%, to $15.3 million for the nine months ended September 30, 1996. Earnings per share increased to $1.52 for the nine months ended September 30, 1996, compared with $1.25 for the nine months ended September 30, 1995.

Liquidity and Capital Resources

General

At September 30, 1996, increases in assets and liabilities compared with year end 1995 were predominately due to the Leavitt Acquisition. The most significant impact was on long-term debt, which increased to $86.2 million from $18 million at year end 1995. Cash and cash equivalents, which totaled $17.0 million at year end 1995, declined to $1.5 million as a result of funding a portion of the Leavitt purchase price.

Cash flow from operations (net income plus depreciation and amortization less capital expenditures) increased 28% to $17.8 million for the nine months ended September 30, 1996, compared with $13.9 million for the same period in 1995. Cash flow from operations will be applied to reduce bank debt. The Company is currently meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the New Bank Credit Facility (as hereinafter defined).

Working Capital

At September 30, 1996, working capital was $52.2 million, a $15.4 million, or 42%, increase from $36.8 million at December 31, 1995.

At September 30, 1996, increases in assets and liabilities compared with year end 1995 were predominately due to the Leavitt Acquisition. The increase in working capital resulted from a $16.5 million, or 59%, increase in accounts receivable, a $28.1 million, or 176%, increase in inventories, and a $1.6 million increase in deferred taxes, partially offset by a $15.5 million, or 91%, decrease in cash and cash equivalents, a $4.1 million increase in accounts payable, a $7.9 million increase in accrued liabilities, and a $3.3 million increase in the current portion of long-term debt. The decrease in cash and cash equivalents was the result of funding a portion of the Leavitt purchase price.

The Company's current ratio follows:

                                September 30, 1996   December 31, 1995
                                ------------------   -----------------
Current ratio                           2.27                2.43
Current ratio excluding cash            2.23                1.77

Cash Flow Provided by Operating Activities

In the nine months ended September 30, 1996, net cash provided by operating activities was $14.6 million, which included net income of $15.3 million, depreciation and amortization of $4.2 million and accretion of discount on the Seller Note of $1.2 million, partially offset by an increase in working capital, excluding cash and debt, of $5.8 million.

In the nine months ended September 30, 1995, net cash provided by operating activities was $15.3 million. Net income of $12.6 million, depreciation and amortization of $4.4 million and accretion of discount on the Seller Note of $1.3 million were the primary sources of cash from operating activities, partially offset by an increase in working capital, excluding cash, of $3.0 million.

Cash Flow Used in Investing Activities

Investing activities for the nine months ended September 30, 1996, included the purchase of Leavitt, at cost, of $92.7 million. Deferred financing and acquisition costs associated with the Leavitt Acquisition totaled $1.0 million.

Capital additions were $1.8 million for the nine months ended September 30, 1996, and $3.1 million for the nine months ended September 30, 1995. The Company has allocated more than $5 million for capital improvements in 1996. The Company plans to focus on expansion of CBCC's extrusion press system in 1997, with the first phase of the project to begin in fourth quarter 1996.

Cash Flow Provided by Financing Activities

Cash provided by financing activities of $65.4 million for the nine months ended September 30, 1996, consisted of proceeds from the issuance of term loans and net borrowings on the revolving credit facility totaling $65.4 million in conjunction with the Leavitt Acquisition. The Company did not have any financing activities during the nine months ended September 30, 1995.

Bank Credit Facility

In connection with the Leavitt Acquisition, the Company entered into a new credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association. The Bank Credit Facility replaced the Company's existing $33 million bank credit facility, which was terminated August 30, 1996. The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). The Term Loan is payable in quarterly installments in amounts ranging from $1,050,000 in January 1997 to $3,750,000 due as the final payment October 2003. The total borrowing capacity under the Revolving Credit Facility is determined monthly by a formula based on levels of inventory and accounts receivable, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time after December 31, 1997.

Advances under the Bank Credit Facility will bear interest, at the Company's option, at a rate per annum equal to (i) the higher of (a) PNC Bank's prime rate or (b) the Federal funds rate plus 1/2%, or (ii) LIBOR for the applicable borrowing period plus 1/2%, 5/8%, 3/4%, 7/8%, 1 1/8%, or 1 3/8% depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, with interest payable quarterly or as of the end of each LIBOR borrowing period, if shorter.

The Bank Credit Facility contains certain covenants that, among other things, limit the Company's ability to incur additional debt, make capital expenditures or pay dividends. The covenants also require the Company to maintain a minimum interest coverage ratio and level of net worth and restrict the Company from exceeding a maximum ratio of debt to cash flow from operations. The Bank Credit Facility also requires the Company to maintain CBCC and Leavitt as wholly-owned subsidiaries.

As of September 30, 1996, the amount outstanding under the Revolving Credit Facility was $5.4 million and the amount of total availability under the Revolving Credit Facility was $34.6 million.

Contingencies

In connection with the CBCC Acquisition, the Company issued the seller note (the "Seller Note") in the original principal amount of $20.0 million. The Seller Note has an initial maturity in August 1996, is subordinated to all other indebtedness of the Company and at the CBCC Acquisition date was recorded at a discount using a 10.4% effective interest rate. The Company has exercised its option to extend the maturity date of the Seller Note for three additional years to August 1999. The Seller Note required a contingent interest payment of $254,000 due in August 1996 based upon average Company earnings (defined in the Seller Note) for the years ended December 31, 1990 through 1995. The Company offset the full amount of the contingent interest payment against amounts owed to the Company by BP pursuant to certain claims under the CBCC Purchase Agreement and reimbursements due under the Remediation Agreement. Interest is payable annually on the Seller Note August 1997 through August 1999 at a rate of 9.28% per annum, which is based on the average three-year U.S. Treasury Note rate plus 3%.

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

For the above reasons, the Company cannot predict with certainty its aggregate future capital expenditures for pollution control. However, the Company estimates that it will incur capital expenditures for pollution control of approximately $500,000 in 1996, a portion of which may be subject to reimbursement by BP under the Remediation Agreement and the CBCC Purchase Agreement discussed below. Estimates of capital expenditures for pollution control purposes beyond 1996 are even more uncertain. However, assuming no significant manufacturing process changes and no significant changes in applicable laws or regulations, the Company currently anticipates that its capital expenditures for pollution control purposes for 1997 will be approximately $500,000, and during the period 1998-1999 will aggregate approximately $500,000. These estimates of future capital expenditures are exclusive of capital expenditures associated with on-site remediation activities at CBCC, which the Company anticipates will be paid for by BP, as more fully discussed below. The Company believes that expenditures for pollution control equipment will continue to be required in the future for continued compliance with applicable environmental laws and regulations.

The Remediation Agreement entered into between the Company and BP in connection with the CBCC Acquisition provides for, among other things, BP to fund certain post-closing activities, including the investigation and remediation of on-site contamination that existed as of the CBCC Acquisition date at the location on which CBCC's manufacturing facility is located and the construction of a new waste water treatment plant to enable CBCC to comply with the Permit. In addition, under the CBCC Purchase Agreement, BP is obligated to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

Although CBCC's new waste water treatment plant (funded, designed and installed by BP) has been in operation since May 1993, CBCC is still experiencing exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. BP and CBCC have identified several conditions contributing to the exceedances and are actively working to correct the problems that have precluded CBCC's routine compliance with the Permit. The Ohio EPA is kept apprised as to the status of the parties' activities concerning the elimination of exceedances, concurs with the proposals for corrective measures. The Ohio EPA has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue after January 31, 1997. CBCC has filed an application with the Ohio EPA to initiate a control project designed to eliminate exceedances to the Permit limits. Pending approval by the Ohio EPA, CBCC anticipates the control project will be completed by January 31, 1997, avoiding Ohio EPA enforcement action relating to future exceedances.

Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated by certain volatile organic compounds, including trichloroethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP and CBCC jointly approached the Ohio EPA and proposed a voluntary cleanup approach for remediation at the site and have conducted site investigation activities to determine the extent of contamination and appropriate cleanup methods. The results of the initial site investigation activities were provided to CBCC in second quarter 1996, which results have identified the presence and location of certain contaminants. BP also provided to CBCC a draft remediation plan with respect to certain areas of the facility based on the results of the initial sampling. CBCC currently is reviewing the initial sampling results and draft remediation plan provided to it to determine appropriate cleanup standards. After CBCC completes its review of the material provided by BP, CBCC intends to meet with BP and the Ohio EPA to determine the extent of additional investigation activities that may be required and to develop a comprehensive remediation plan for the site. The investigation is being conducted on a voluntary basis with the concurrence of the Ohio EPA. Until CBCC's review of initial site investigatory studies and any additional investigatory activities that are necessary are completed, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith.

The cleanup costs associated with the environmental conditions described above may be material and, in the event CBCC were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition. However, as noted above, BP is contractually obligated under the Remediation Agreement to fund the investigation and remediation of on-site contamination that existed at the CBCC Acquisition date. Therefore, based on BP's contractual obligation under the Remediation Agreement, as well as BP's contractual obligation under the CBCC Purchase Agreement to indemnify the Company as described above, the Company does not believe that the cleanup costs or other liabilities associated with such conditions will have a material adverse effect on the Company's financial position, results of operations or liquidity and the Company has not made any related accruals of all or any part of such costs.

CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a PRP under CERCLA and/or state laws with respect to two sites, and may have been identified as a PRP at one additional site. See
Note 4 of Notes to Consolidated Financial Statements. The Company believes that it has no liability for the cleanup costs related to these sites because
(a) such liability is attributable to an entity that had the same or similar name to that of CBCC, such as a division or subsidiary of BP (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities.

Notwithstanding these factors, because the Company is subject to environmental laws such as CERCLA that impose liability retroactively and without regard to fault, the Company could be deemed primarily liable for cleanup costs associated with these sites.

To the extent the Company incurs any costs and expenses with respect to the environmental matters discussed above, it intends to enforce its rights under the CBCC Purchase Agreement and/or the Remediation Agreement to recover such amounts from BP. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, such costs could be material and could have a material adverse effect on the Company's financial condition and results of operations pending recovery of such amounts from BP. In the event the Company is entitled to recovery from BP pursuant to the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million Seller Note to the extent it legally is entitled to do so.

                  PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

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

CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a PRP under CERCLA and/or analogous state laws with respect to two sites, and may have been identified as a PRP at one additional site, as discussed in the following paragraphs.

CBCC has been named one of over 130 defendants in a CERCLA Section 107 action styled Ashland Oil, Inc. v. Acme Scrap Iron & Metal Corp., et. al. (Case
No. I:94 CV 1592), which seeks recovery of response costs previously spent and proposed to be spent by the plaintiff Ashland Oil at the Huth Oil Services Company site located in Cleveland, Ohio. A waste oil reclamation facility was operated at the site from 1938 until 1990. Beginning in 1983, and at various other times until 1990, both the U.S. EPA and the Ohio EPA conducted inspections and sampling at this site. In October 1990, the U.S. EPA ordered the plaintiffs, Ashland Chemical Company (a division of Ashland Oil, Inc.), The Cleveland Electric Illuminating Company and Huth Oil Services Company, to remediate the site. As a result thereof, the plaintiff has alleged that between 1990 and 1993 it and the other ordered parties have incurred response costs in excess of $10 million. The complaint alleges that the defendants are each strictly, as well as jointly and severally, liable. The Company believes, however, that CBCC has had no contact with the site and has no knowledge as to what, if any, share of response costs has been allocated to it. BP has been notified of the institution of this suit and has assumed the defense thereof because alleged events giving rise to CERCLA liability occurred prior to the CBCC Acquisition.

CBCC has been notified by a group of private parties of its potential identification as a PRP at a site in Tifton, Georgia, commonly known as the "SoGreen" site. According to the notice, a flue dust and flyash recycling facility was operated at the site from approximately 1976 until 1993. Pursuant to a consent order entered into between Atlantic Steel Industries, Inc., Florida Steel Corporation, Georgetown Steel Corporation, Owen Electric Steel Company of South Carolina and U.S. Foundry & Manufacturing Corporation (collectively, the "Steel Companies") and the Georgia Department of Natural Resources
, Environmental Protection Division, the Steel Companies have been engaged in removing a flue dust pile, and also have undertaken an assessment of groundwater, at this site. In addition, pursuant to a U.S. EPA unilateral order, the Steel Companies apparently are engaged in a removal action to remediate contaminated soils, and are undertaking the cleanup of non-metal contaminants, at the site. The notice also indicates that the Steel Companies settled, for approximately $3 million, a class action brought by residents of the area near the site alleging property damage due to the proximity of the residents' neighborhood to the site. The notice alleges that CBCC may be liable for contribution with respect to prior cleanup costs incurred by the Steel Companies and may be required to participate in funding future cleanup costs at the site. According to the notice, the Steel Companies currently have expended or are committed to expend approximately $17 million (including settlement of the class action) on matters related to the site. The Company believes that CBCC has had no contact with this site and that this site received waste materials from an entity named "Chase Brass & Copper Co.," which may have been a division of Old Chase (not related to the brass rod division acquired by the Company), located in North Carolina. BP has been notified and has assumed defense of this matter.

The Jack's Creek, or Sitkin Smelting & Refining, site located in Mifflin County, Pennsylvania, was placed on the U.S. EPA's National Priorities List in 1989. While CBCC has not received any formal notification from the U.S. EPA or any third party, the Company believes that Old Chase has been identified by the U.S. EPA as a PRP. To the Company's knowledge, however, neither CBCC nor the brass rod division of Old Chase directly disposed of hazardous wastes at this site. Nevertheless, BP has been notified by CBCC of its (or Old Chase's) apparent identification as a PRP and BP's responsibility for any liability associated with this site as it relates to periods prior to the date of the CBCC Acquisition. Based on information available to the Company, it appears that if CBCC or Old Chase were determined to be liable, liability would be allocated on the basis of 0.5828% of total cleanup costs of approximately $64.5 million (or approximately $376,000) at September 30, 1996.

The Company believes that CBCC has no liability for the cleanup costs related to the sites described above because (a) such liability is attributable to an entity other than CBCC that had the same or similar name to that of CBCC, such as a division or subsidiary of BP (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities.

To the extent the Company incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP. In the event the Company is entitled to recovery from BP pursuant to the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million Seller Note to the extent it legally is entitled to do so.

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

2.1 Sale and Purchase Agreement dated May 15, 1996, among Chase Brass Industries, Inc. (the "Company"), Leavitt Structural Tubing Co. and UNR Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

2.2 Amendment No. 1 to Sale and Purchase Agreement dated July 1, 1996, by and among the Company, Leavitt Tube Company, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Leavitt Structural Tubing Co., and UNR Industries, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

2.3 Amendment No. 2 to Sale and Purchase Agreement dated as of August 29, 1996, among Chase Brass Industries, Inc., Leavitt Tube Company, Inc., Leavitt Structural Tubing Co. and UNR Industries, Inc. (incorporated by reference to
Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

2.4 Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
1996).

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

4.2 Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registra tion No. 33-87278).

4.3 Voting Agreement dated November 10, 1994, between the Company, CVC and Martin V. Alonzo (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

10.1 Credit Agreement by and among Chase Brass Industries, Inc., the banks referred to therein and PNC Bank, National Association, as Agent, dated as of August 30, 1996 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

10.2 Employment Agreement dated November 10, 1994, between the Company and Mr. Alonzo (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.3 Chase Brass Industries, Inc., 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

10.4 Indemnification Agreement dated November 10, 1994, between the Company and Mr. Alonzo (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5 Schedule identifying additional documents substantially identical to the Indemnification Agreement included as Exhibit 10.6 and setting forth the material details in which those documents differ from that document.

10.6 Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.7 Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a wholly-owned subsidiary of the Company now named Chase Brass & Copper Company, Incorporated ("CBCC"), Chase Brass & Copper Company, Incorporated, a Delaware corporation now named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration (Alaska), Inc. ("BP") and The Standard Oil Company ("Standard") (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.8 Lease Agreement dated January 9, 1987, between Old Chase and Washington Boulevard Industrial Development Company ("Landlord"), together with all amendments thereto (the "Los Angeles Lease") (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.9 Assumption Agreement dated August 24, 1990, entered into by CBCC (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.10 Subordinated Promissory Note dated August 24, 1990, between the Company and CBCC (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.11 Assignment of the Los Angeles Lease dated August 24, 1990, from Old Chase to CBCC (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.12 Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and Standard (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.13 Tolling Agreement dated May 4, 1994, by and among the Company, CBCC, Old Chase, BP and Standard (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.14 CBCC Savings and Profit Sharing Plan for Salaried Employees (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

(b) Reports on Form 8-K

On September 13, 1996, the Company filed a Current Report on Form 8-K, dated September 13, 1996, regarding the consummation of the Acquisition of the UNR-Leavitt Division of UNR Industries, Inc. for $95 million in cash, subject to post-closing adjustments. The items reported on such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Exhibits).

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CHASE BRASS INDUSTRIES INC.




Date:  November 14, 1996           By:  /s/ Martin V. Alonzo
                                        Martin V. Alonzo
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                       (Principal Financial Officer)

                       INDEX TO EXHIBITS

2.1 Sale and Purchase Agreement dated May 15, 1996, among Chase Brass Industries, Inc. (the "Company"), Leavitt Structural Tubing Co. and UNR Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

2.2 Amendment No. 1 to Sale and Purchase Agreement dated July 1, 1996, by and among the Company, Leavitt Tube Company, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Leavitt Structural Tubing Co., and UNR Industries, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

2.3 Amendment No. 2 to Sale and Purchase Agreement dated as of August 29, 1996, among Chase Brass Industries, Inc., Leavitt Tube Company, Inc., Leavitt Structural Tubing Co. and UNR Industries, Inc. (incorporated by reference to
Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

2.4 Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc. (incorporated by reference to Exhibit
2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

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

10.1 Credit Agreement by and among Chase Brass Industries, Inc., the banks referred to therein and PNC Bank, National Association, as Agent, dated as of August 30, 1996 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

10.2 Employment Agreement dated November 10, 1994, between the Company and Mr. Alonzo (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.3 Chase Brass Industries, Inc., 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

10.4 Indemnification Agreement dated November 10, 1994, between the Company and Mr. Alonzo (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.5 Schedule identifying additional documents substantially identical to the Indemnification Agreement included as Exhibit 10.6 and setting forth the material details in which those documents differ from that document.

10.6 Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.7 Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a wholly-owned subsidiary of the Company now named Chase Brass & Copper Company, Incorporated ("CBCC"), Chase Brass & Copper Company, Incorporated, a Delaware corporation now named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration (Alaska), Inc. ("BP") and The Standard Oil Company ("Standard") (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.8 Lease Agreement dated January 9, 1987, between Old Chase and Washington Boulevard Industrial Development Company ("Landlord"), together with all amendments thereto (the "Los Angeles Lease") (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.9 Assumption Agreement dated August 24, 1990, entered into by CBCC (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.10 Subordinated Promissory Note dated August 24, 1990, between the Company and CBCC (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.11 Assignment of the Los Angeles Lease dated August 24, 1990, from Old Chase to CBCC (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.12 Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and Standard (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.13 Tolling Agreement dated May 4, 1994, by and among the Company, CBCC, Old Chase, BP and Standard (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

10.14 CBCC Savings and Profit Sharing Plan for Salaried Employees (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).


Exhibit 10.5


         SCHEDULE OF SUBSTANTIALLY IDENTICAL DOCUMENTS


The following eight persons have entered into substantially identical agreements with the Company that differ only in the name of the person.

                       Donald J. Donahue
                       Duane R. Grossett
                        John R. Kennedy
                      Thomas F. McWilliams
                      Raymond E. Cartledge
                      Charles E. Corpening
                        George R. Miller
                      Michael T. Segraves

The following four persons have entered into substantially identical agreements with the Company that differ only in the name of the person and that Leavitt Tube Company, Inc. has joined in such agreements (in lieu of Chase Brass & Copper Company, Inc., which joined in the above referenced agreements) as a result of such persons being employees of Leavitt Tube Company, Inc.

                         David J. Klima
                       William A. Spanos
                        Parry Katsafanas
                       David A. Lichtfuss