Form 10-K405
period 1996-12-31
CHASE BRASS INDUSTRIES INC
filed 1997-03-31
CIK 928950

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NO. 1-13394

                          CHASE BRASS INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                      51-0328047
         (State of Incorporation)                           (I.R.S. Employer
                                                           Identification No.)
          14212 COUNTY ROAD M-50
             MONTPELIER, OHIO                                     43543
 (Address of principal executive offices)                      (Zip Code)

                                 (419) 485-3193
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                              -------------------

COMMON STOCK, PAR VALUE $.01 PER SHARE                 NEW YORK STOCK EXCHANGE

       Securities Registered Pursuant to Section 12(g) of the Act:  NONE

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   AGGREGATE MARKET VALUE OF OUTSTANDING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT,
   AS OF MARCH 18, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $93,101,364

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 18, 1997  . . . . . . . . . . . . .      5,982,521
   NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF MARCH 18, 1997  . . . . . . . .      4,100,079*

-----------
* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The Registrant's definitive proxy statement to be filed pursuant to Regulation 14A involving the election of directors at the 1997 annual stockholders' meeting is incorporated by reference in Part III hereof.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Chase Brass Industries, Inc. (the "Company"), through its wholly owned subsidiaries Chase Brass & Copper Company, Inc. ("CBCC"), and Leavitt Tube Company, Inc. ("Leavitt"), is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing. The Company's principal executive offices are located at 14212 County Road M-50, Post Office Box 152, Montpelier, Ohio 43543, and its telephone number is (419) 485-3193.

         The Company's business strategy is to increase profitability through capital investment and continuous productivity improvement programs, maintain its low-cost position while retaining high standards of quality, on-time delivery and service and expand its product offerings into complementary as well as other industries through acquisitions and joint ventures that capitalize on the Company's operating strengths, management experience and entrepreneurial philosophy. The objectives of the Company's strategy are to enable the Company to maximize operating profitability, respond to increased demand for its products, strengthen its leading industry position and enhance and capitalize on its strong reputation for high-quality products and extensive customer service.

         CBCC. CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Free-machining and forging brass rod, which CBCC estimates represent approximately 80% and 12%, respectively, of annual copper alloy rod shipments by U.S. mills, are the two primary types of copper alloy rod used in the United States and Canada. CBCC is one of the largest manufacturers and suppliers in the United States and Canada of free-machining brass rod, which accounted for approximately 95% of the Company's total shipments and net sales in 1996 and 1995. Its diverse customer base of more than 250 companies uses Chase's "Blue Dot" trademark brass rod to produce a variety of products, such as faucets, plumbing fittings, heating and air conditioning components, industrial valves, automotive parts, and numerous hardware components.

         CBCC traces its roots to a brass button-making business started in 1837 in Waterbury, Connecticut ("Old Chase"), which began brass rod operations in 1917. The Company was formed in 1990 by Martin V. Alonzo, the Company's Chairman, President and Chief Executive Officer, and Citicorp Venture Capital Ltd. ("CVC") and certain affiliates of CVC for the purpose of acquiring the assets and operations of the brass rod division of Old Chase, then a subsidiary of BP America, Inc. (the "CBCC Acquisition"). The CBCC Acquisition was consummated August 24, 1990, at which time the Company began operations.

         Leavitt. On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division ("Old Leavitt") of UNR Industries, Inc. ("UNR"), (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and is a leading producer and supplier in the United States. Structural steel tubing is used in farm equipment, non-residential construction and other structural applications.
The mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools.

PRODUCTS

         CBCC. CBCC principally produces round and hexagonal shaped brass rod in sizes ranging from 5/16 inch to 4 inches in diameter, which are the primary shapes and sizes used by consumers of free-machining and forging brass rod.
The main attributes of copper alloy rod are its excellent corrosion resistance, the ease with which it can be machined or forged into a variety of shapes and its moderate strength. Free-machining brass rod is used to produce brass products, such as valves and fittings, by a machining process during which the brass rod is formed, drilled and cut. Forging brass is used to produce brass products by a process during which a heated slug cut from a rod is pressed into an impression die and then machined.

         Leavitt. Leavitt produces structural and mechanical electric resistance welded steel tubing in round, square and rectangular shapes in sizes ranging from 3/8 inch to 12 3/4 inches in outer diameter for round sizes and 1/2 inch to 10 inch squares and equivalent rectangles. Leavitt's structural steel tubing is used in farm equipment, non- residential construction and other structural applications. The advantages of structural steel tubing over other structural products such as beams and channels include its high strength-to-weight ratio, low surface area, low wind resistance, hollow interior, good aesthetics and ease of fabrication. The mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools.

BUSINESS STRATEGY

         The Company's business strategy is to increase profitability and shareholder value through internal growth as well as through acquisitions. Internal growth strategies focus on capital investment and continuous productivity improvement programs and maintaining the Company's low-cost position while retaining high standards of quality, on-time delivery and service. The Company's acquisition strategy focuses on continually expanding its product offerings into complementary as well as other industries through acquisitions and joint ventures that capitalize on the Company's operating strengths, management experience and entrepreneurial philosophy in becoming an engineered materials company.

Capital Investment and Continuing Productivity Improvement Programs

         CBCC. CBCC is committed to identifying and implementing programs designed to increase plant utilization, productivity and profitability. Since the CBCC Acquisition, certain aspects of the manufacturing process have been improved through reallocation of employee responsibilities and in-house modifications of the manufacturing operations. The Company also has spent more than $16.9 million for capital improvements which have improved the reliability and enhanced the production capacity and productivity of CBCC's manufacturing facility. The most significant project, a $2.7 million foundry expansion, was completed in December 1995.

         CBCC recently launched a proposed capital project to begin in 1997 referred to as "Project 400." The project would increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod shipments to approximately 400 million pounds annually by the year 2000, a one-third increase over current production levels. The first phase of the project, which is expected to be completed near the end of 1997, has a total cost of approximately $12 million. The Company anticipates that this capital project will be paid for with cash flow provided by operating activities.

         Leavitt. Since acquiring Leavitt in August 1996, approximately $500,000 has been spent on capital improvements. Leavitt's 1997 capital investment plan includes approximately $5 million for replacement of older manufacturing equipment, purchase of new material handing equipment and various maintenance projects. Additionally, management intends to review the manufacturing processes at each plant in order to identify capital improvement projects that will improve the efficiency and productivity of the facilities and the operations of Leavitt as a whole.

ISO 9002 Certification

         CBCC has significant quality procedures and controls in place in all aspects of its operations. Effective February 11, 1996, CBCC became the first U.S. brass rod mill to receive an ISO 9002 quality system certification. ISO 9002 is a quality system standard for manufacturers that has been adopted by at least 74 nations. The ISO 9002 quality system certification signifies that CBCC's quality system adheres to the internationally recognized ISO standards. Since the Leavitt Acquisition, management has been evaluating Leavitt's control processes and is taking the necessary steps to obtain ISO 9002 quality system certification by mid-1998.

Acquisitions

          The Leavitt Acquisition was the Company's first step in its strategy to further grow earnings by becoming an engineered materials company. The Company has reviewed and continues to search for additional acquisition opportunities that will further increase its product offerings and capitalize on the Company's management skills. The Company intends to pursue acquisitions and joint ventures within its current as well as related products manufacturing industries, as well as in other manufacturing industries, that utilize the Company's operating strengths, management experience and entrepreneurial philosophy. In recent years the Company has investigated several domestic and international acquisition opportunities. However, future acquisitions will be consummated only if the opportunities investigated have the specific operating and financial characteristics which management believes are essential to further the Company's business strategy and increase shareholder value.

MARKETING AND DISTRIBUTION

         The Company markets its products through a direct sales force whose territory covers the United States and Canada. Management believes that its experienced sales force provides an important link with its customers and increases the quality of its service. The Company distributes its products to a diverse customer base of over 700 companies in the United States and Canada. The Company's customers include original equipment manufacturers, independent fabricators, distributors and service centers. CBCC's original equipment manufacturing customers primarily are in the construction and remodeling, industrial machinery and equipment, electrical and electronic, transportation and consumer durable goods industries. Leavitt's original equipment manufacturing customers are in the farm equipment, non-residential construction and consumer and commercial products industries. Independent fabricators produce products for sale to original equipment manufacturers, while distribution and service centers supply products to original equipment
manufacturers and independent fabricators.   The Company's products are
distributed either by direct shipment from the manufacturing facilities or by shipment from the Company's warehouse. See "Item 2. Properties."

COMPETITION

         The industry in which the Company operates is highly competitive. Based on available industry data, the Company estimates that it supplied approximately 34% of copper alloy rod and 9% of structural steel tubing shipped by U.S. mills in 1996. In addition to CBCC, there currently are six U.S. companies operating a total of seven U.S. copper alloy rod mills, all of which produce both free-machining and forging brass rod. These competitors are Cerro Metal Products Company, Inc., Mueller Brass Co., Inc., Extruded Metals Inc., Chicago Extruded Metals Company, Ansonia Copper & Brass, Inc., and Olin Corporation. The steel tubing industry's capacity exceeds demand, primarily due to the many new market entrants in recent years. Leavitt's primary competitors in steel tubing include Welded Tube of America, Copperweld Corporations' Tube Division and Bull Moose Tube Company. Although the Company competes with other manufacturers, the Company is unable to determine the extent to which its competitors' product lines compete directly with the Company's products because the competitors also produce products that the Company does not produce.

         The Company also is subject to competition from imported products and alternative materials, such as, with respect to CBCC, ceramics, plastics and steel and, with respect to Leavitt, steel I-beams, channels and pre-cast concrete. The principal competitive factors in the Company's business are price, quality, on-time delivery and service. The Company believes that it is an industry leader as a result of its ability to consistently provide a broad range of high-quality products, on-time delivery and superior service at competitive prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General Economic and Industry Conditions."

RAW MATERIALS AND SUPPLIERS

         The principal raw materials used by the Company are brass scrap and carbon steel coils. The Company believes adequate supplies of these raw materials are available to the Company. The Company does not rely on any one supplier of raw materials and it does not believe that the loss of any one source would have a material impact on its business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Operations."

CUSTOMERS

         Neither CBCC nor Leavitt depends on any single customer or group of customers, the loss of any one or more of which would have a material adverse effect on CBCC or Leavitt, respectively. Also, during 1996, no customer or any affiliated group of customers accounted for more than 10% of the Company's net sales, and the Company does not anticipate that any customer or affiliated group of customers will account for more than 10% of the Company's net sales in 1997.

BACKLOG ORDERS

         As of March 18, 1997, the Company had backlog orders totaling $57.1 million. As of March 18, 1996, the Company had backlog orders totaling $33.3 million. The increase from March 1996 to March 1997 is attributed primarily to the acquisition of Leavitt, which had backlog orders totaling $16.5 million as of the Leavitt Acquisition date, August 30, 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- General Economic and Industry Conditions." The Company anticipates that all current backlog orders will be filled during 1997, but is unable to estimate the amount of backlog that will exist as of year end 1997.

TRADEMARKS

         The Company owns the registered trademarks CHASE and a centaur design (which is CBCC's logo) in the United States and Canada, and the registered trademark "BLUE DOT" and its design in the United States and Mexico, for use in connection with CBCC's products. The Company also owns the registered trademarks CHASE BRASS & COPPER CO. and a centaur design in Mexico. Because of the recognition of these trademarks in the marketplace, the Company considers these intellectual property rights important to its business.

EMPLOYEES

         At December 31, 1996, the Company had approximately 700 full-time employees, of whom approximately 250 were salaried and approximately 450 were hourly. The Company believes that its relations with its employees are good and currently does not anticipate any work stoppages.

REGULATION

Regulation of Lead in Drinking Water

        Effective August 6, 1996, amendments to the Safe Drinking Water Act were enacted to regulate lead leachate and the lead content of plumbing fittings and fixtures. The legislation calls for the establishment of a voluntary lead leaching standard within one year of the effective date of the statute. In the event that a voluntary standard is not established, the legislation mandates that the U.S. Environmental Protection Agency (the "U.S. EPA") promulgate such standards within two years after the effective date of the statute, with such standards to become effective five years from the date of their final promulgation. Should the U.S. EPA fail to promulgate standards within five years of the effective date, lead content levels in new brass plumbing fittings and fixtures used for dispensing water intended for human consumption cannot exceed 4% lead by dry weight on the fifth anniversary of the effective date.

         The American Society for Testing and Materials' current standards for lead content in free-machining brass rod allow a range of 2.5% to 3.7%, with 1.5% to 2.5% for forging brass rod. Current CBCC production of free-machining brass rod has a lead content between 2.5% and 3.0%, while the forging alloy rod has a lead content between 1.5% and 2.1%. CBCC also has demonstrated the capability of manufacturing brass rod with a lower lead content. Based on the above, the Company does not believe that such legislation will have a material adverse effect on its business.

Environmental Regulation

         The Company's operations are subject to federal, state and local pollution control laws and regulations relating to the discharge of hazardous or regulated materials into the environment, the transport and sale of hazardous materials and the disposal of certain materials and wastes. These laws and related regulations are changing constantly and, as a consequence, are subject to differing interpretations by the agencies that administer them. Moreover, increasingly stringent regulations often result in the mandatory implementation of additional and/or modified pollution control procedures and processes which may result in material increases in compliance costs.

         For the above reasons, the Company cannot predict with certainty its aggregate future capital expenditures for pollution control. However, the Company currently estimates that it will incur capital expenditures for pollution control of approximately $500,000 in 1997, a portion of which may be subject to reimbursement by certain affiliates of BP America, Inc., as the owners of the assets of the brass rod division of Old Chase prior to the CBCC Acquisition (collectively, "BP") under the Remediation Agreement and the CBCC Purchase Agreement discussed below. In addition, in connection with the implementation of phase one of the proposed capacity expansion project at CBCC (see Business Strategy - Capital Investment and Continuing Productivity Improvement Programs - CBCC), the Company may be required to spend an additional approximately $200,000 for related pollution control devices. Estimates of capital expenditures for pollution control purposes beyond 1997 are even more uncertain. However, assuming no significant manufacturing process changes and no significant changes in applicable laws or regulations, the Company currently anticipates that its capital expenditures for pollution control purposes for 1998 will be approximately $500,000, and during the period of 1999-2001 will aggregate approximately $1 million. These estimates are exclusive of expenditures associated with on-site remediation activities, which the Company anticipates will be paid for by BP as more fully discussed below, and pollution control devices that may be required in connection with additional phases of the capacity expansion program. The Company believes that expenditures for pollution control equipment will continue to be required in the future for continued compliance with applicable environmental laws and regulations.

         Any capital expenditures for pollution control will affect earnings to some degree since funds expended for this purpose generally provide minimal, if any, monetary return on investment and may divert capital from income-producing activities. However, the Company does not believe that the current anticipated capital expenditures for this purpose will have a material impact on the Company's earnings or consolidated financial position.

         CBCC. In connection with the CBCC Acquisition, the Company and BP entered into the Remediation Agreement. The Remediation Agreement provides for, among other things, BP to fund certain post-closing activities, including the investigation and remediation of on-site contamination that existed as of the CBCC Acquisition date at the location on which CBCC's manufacturing facility is located and the construction of a new waste water treatment plant to enable CBCC to comply with its waste water discharge permit (the "Permit"). In addition, under the Asset Purchase Agreement (the "CBCC Purchase Agreement") pursuant to which the CBCC Acquisition was consummated, BP is obligated to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

         While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. The Ohio Environmental Protection Agency ("Ohio EPA") has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue after January 31, 1997. In February 1997, CBCC completed a control project designed to eliminate exceedances to the Permit limits and currently is monitoring its waste water discharge to determine if the exceedances have been eliminated.

         Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated by certain volatile organic compounds, including trichloroethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP has conducted initial site investigation activities to determine the extent of contamination and appropriate cleanup methods. CBCC and BP are working together, with their respective consultants, to identify additional sampling that is necessary to fully delineate the extent and magnitude of contamination and to determine appropriate cleanup standards. Until the completion of additional investigatory activities that are necessary and the development of a remediation plan for the site, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith.

         Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana. It is the Company's understanding that these UST's were used to contain waste oil, waste oil residue and sludge, phenol and metals when the property was utilized by prior owners as a bus barn. Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environment Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a "closed" letter, and, in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Leavitt intends to begin additional groundwater sampling in second quarter 1997. Until such sampling is conducted, and the results thereof provided to Leavitt, the Company is unable to determine the current extent of contamination or what, if any, remedial activities may be required.

         The Company is involved in certain environmental legal proceedings as described in "Item 3. Legal Proceedings" and Note 14 of Notes to Consolidated Financial Statements.

         The Company does not believe that costs that may be incurred in connection with the investigation and cleanup associated with the environmental matters discussed above will have a material adverse effect on the Company's financial position, results of operations or liquidity. For additional information regarding the environmental matters referenced above, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 14 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         The Company owns all of its facilities except as indicated below. The Company believes its plants are suitable for their purposes, are well maintained and are adequately insured.

         CBCC. CBCC's manufacturing facility and the Company's executive and general offices are located on a 55-acre site owned by the Company in Montpelier, Ohio, near the Indiana and Michigan borders. CBCC's manufacturing facility in Montpelier consists of one plant of approximately 134,000 square feet. The plant was constructed in 1965 expressly for the purpose of producing free-machining brass rod and the Company believes that it is the most modern brass rod facility in the United States.

         CBCC also leases a warehouse in Los Angeles, California, that contains approximately 47,000 square feet of storage space. The Los Angeles warehouse lease expires in 2001. The Los Angeles warehouse lease does not contain any express renewal provisions, but the Company believes that the lease can be renewed or comparable facilities can be obtained on terms acceptable to the Company.

         CBCC manufactures substantially all of the brass rod it ships. CBCC's manufacturing facility has operated seven days a week, 24 hours a day, since 1981 (except for downtime relating to regular maintenance, capital improvements and minor mechanical failures). CBCC completed a $2.7 million foundry expansion in December 1995. CBCC has proposed a capital improvements project to begin in 1997 that would further increase finished brass rod capacity one-third to 400 million pounds annually. See "Item 1. Business - Business Strategy - Capital Investment and Continuing Productivity Improvement Programs
- CBCC."

         Leavitt. Leavitt operates four manufacturing facilities, two in Chicago, Illinois, one in Hammond, Indiana, and one in Jackson, Mississippi. The four facilities have a total of over one million square feet of manufacturing and office space. The facilities contain a total of 16 tube mills and four steel coil slitters. Leavitt's production capacity is in excess of 1 billion pounds annually. Leavitt's facilities are currently operating between one and three shifts daily with utilization at approximately forty-five percent of capacity. All of Leavitt's facilities are owned except for the
Jackson facility which is leased.   The following table sets forth information
concerning size, location, use and nature of the principal manufacturing facilities owned or leased by Leavitt.

Location               Square Feet             No. of Mills         No. of Slitters         Owned/Leased
--------               -----------             ------------         ---------------         ------------
Chicago, IL                450,000             4 mechanical               2                      owned
North Plant                                    2 structural

Chicago, IL                240,000             1 structural               1                      owned
South Plant

Hammond, IN                 70,000             5 mechanical              --                      owned


Jackson, MS                256,000             4 mechanical               1                      leased

         The Chicago South Plant also contains a 100,000 square foot production tube finishing facility. The Jackson leases expire in 2001. Under the leases, Leavitt may purchase the land and facility based on the appraised value of the land at the time of purchase and a scheduled payout for the facility and the improvements. Upon expiration of the leases, the scheduled payout for the facility and improvements (but not the land) is reduced to one dollar.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in certain claims and litigation arising in the ordinary course of business which involve, in the aggregate, claims for damages in amounts not in excess of 10% of the Company's current assets. Management believes that the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

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

         CBCC has been notified by a group of private parties of its potential identification as a PRP at a site in Tifton, Georgia, commonly known as the "SoGreen" site. According to the notice, a flue dust and flyash recycling facility was operated at the site from approximately 1976 until 1993. Pursuant to a consent order entered into between Atlantic Steel Industries, Inc., Florida Steel Corporation, Georgetown Steel Corporation, Owen Electric Steel Company of South Carolina and U.S. Foundry & Manufacturing Corporation (collectively, the "Steel Companies") and the Georgia Department of Natural Resources -- Environmental Protection Division, the Steel Companies have been engaged in removing a flue dust pile, and also have undertaken an assessment of groundwater, at this site. In addition, pursuant to a U.S. EPA unilateral order, the Steel Companies apparently are engaged in a removal action to remediate contaminated soils, and are undertaking the cleanup of non-metal contaminants, at the site. The notice also indicates that the Steel Companies settled, for approximately $3 million, a class action brought by residents of the area near the site alleging property damage due to the proximity of the residents' neighborhood to the site. The notice alleges that CBCC may be liable for contribution with respect to prior cleanup costs incurred by the Steel Companies and may be required to participate in funding future cleanup costs at the site. According to the notice, the Steel Companies currently have expended or are committed to expend approximately $17 million (including settlement of the class action) on matters related to the site. The Company believes that CBCC has had no contact with this site and that this site received waste materials from an entity named "Chase Brass & Copper Co.," which may have been a division of Old Chase (not related to the brass rod division acquired by the Company), located in North Carolina. BP has been notified and has assumed defense of this matter.

         The Jack's Creek, or Sitkin Smelting & Refining, site located in Mifflin County, Pennsylvania, was placed on the U.S. EPA's National Priorities List in 1989. While CBCC has not received any formal notification from the U.S. EPA or any third party, the Company believes that Old Chase has been identified by the U.S. EPA as a PRP. To the Company's knowledge, however, neither CBCC nor the brass rod division of Old Chase directly disposed of hazardous wastes at this site. Nevertheless, BP has been notified by the Company of CBCC's (or Old Chase's) apparent identification as a PRP and BP's responsibility for any liability associated with this site as it relates to periods prior to the date of the CBCC Acquisition. Based on information available to the Company, it appears that if CBCC or Old Chase were determined to be liable, liability would be allocated on the basis of 0.5828% of cleanup costs (or approximately $376,000).

         The Company believes that it has no liability for the cleanup costs related to the sites described above because (a) such liability is attributable to an entity that had the same or similar name to that of CBCC, such as a division or subsidiary of BP (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities. To the extent CBCC incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP. In the event CBCC is entitled to recovery from BP pursuant to the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million promissory note issued to BP in conjunction with the CBCC Acquisition to the extent it legally is entitled to do so.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED MATTERS

         The Company completed its initial public offering of Common Stock on November 10, 1994 (the "Offering"), pursuant to which the Company sold 3,200,000 shares of Common Stock at a price to the public of $10.00 per share. As of March 18, 1997, the Company had outstanding 5,982,521 shares of Common Stock and 4,100,079 shares of Nonvoting Common Stock exchangeable on a share-for-share basis into shares of Common Stock at the option of the holder thereof. There is no established public trading market for the Company's Nonvoting Common Stock, all of which currently is held of record by CVC.

         The Company's Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "CSI." The Common Stock began trading on the NYSE on November 4, 1994.

         The following table sets forth, for the periods shown, the high and low sales prices for the Common Stock as reported by the NYSE. No cash dividends were paid or declared with respect to such periods.

                              1996                              1995
                              ----                              ----
                     High             Low              High             Low
                     ----             ---              ----             ---
First quarter      $ 14 3/4        $ 10 3/4         $ 11 1/2         $  9 1/4
Second quarter     $ 20 3/8        $ 13 1/2         $ 12 3/8         $ 10 3/8
Third quarter      $ 18 7/8        $ 16 1/8         $ 15             $ 11 3/4
Fourth quarter     $ 19 7/8        $ 17 1/4         $ 14 1/2         $ 11 3/4

         As of March 18, 1997, the last reported sales price of the Company's Common Stock, as reported by the NYSE, was $21.50 per share.

         The Company's Common Stock was held of record by approximately 133 persons on March 18, 1997.

         The Company has not paid or declared any dividends on shares of its Common Stock. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future and anticipates that future earnings will be retained to finance operations, expansion and acquisitions. The payment of future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future earnings prospects and other factors deemed relevant by the Company's Board of Directors.

         The Bank Credit Facility (as hereinafter defined) entered into by the Company in conjunction with the Leavitt Acquisition also contains certain restrictions on the Company's ability to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Bank Credit Facility."

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. Financial data for each of the years ended December 31, 1996 to 1992, and at December 31, 1996 to 1992, has been derived from the Company's audited financial statements. The following selected financial data should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere herein.


                                                                       YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                   1996         1995         1994         1993        1992
                                                   ----         ----         ----         ----        ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

INCOME STATEMENT DATA:
  Net sales   . . . . . . . . . . . . . . .      366,991      313,097     $260,096     $212,341     $222,512
  Cost of goods sold (exclusive of
    depreciation and amortization
    shown separately below) . . . . . . . .      311,345      270,022      224,532      189,144      200,336
                                                 -------      -------     --------     --------     --------
    Gross profit  . . . . . . . . . . . . .       55,646       43,075       35,564       23,197       22,176
  Selling, general and administrative
    expenses (a)  . . . . . . . . . . . . .       12,121        8,264        6,193        5,863        5,285
  Depreciation and amortization   . . . . .        6,710        5,537        5,795        5,555        6,170
                                                 -------      -------     --------     --------     --------
    Operating income  . . . . . . . . . . .       36,815       29,274       23,576       11,779       10,721
  Interest expense  . . . . . . . . . . . .        2,612        1,530        3,911        5,412        7,891
                                                 -------      -------     --------     --------     --------
    Income before income taxes and
      extraordinary items . . . . . . . . .       34,203       27,744       19,665        6,367        2,830
  Provision for income taxes  . . . . . . .       13,564       11,043        7,111        1,131          975
                                                  -------      -------     --------     --------    --------
    Income before extraordinary items   . .       20,639       16,701       12,554        5,236        1,855
  Extraordinary items (b)   . . . . . . . .          --           --           --           814          825
                                                 -------      -------     --------     --------     --------
    Net income  . . . . . . . . . . . . . .       20,639       16,701       12,554        6,050        2,680
  Preferred stock dividends and
    accretion (C)                                    --           --         2,244        1,293        1,121
                                                 -------      -------     --------     --------     --------
      Net income available for
       common stock . . . . . . . . . . . .      $20,639      $16,701     $ 10,310     $  4,757      $ 1,559
                                                 =======      =======     ========     ========     ========
  Per share information (d):
  Income before extraordinary items
    available for common stock  . . . . . .      $  2.05      $  1.66     $   1.40     $    .58     $    .11
  Extraordinary items   . . . . . . . . . .          --           --           --           .12          .12
                                                 -------      -------     --------     --------     --------
    Net income available for
     common stock . . . . . . . . . . . . .      $  2.05      $  1.66     $   1.40     $    .70     $    .23
                                                 =======      =======     ========     ========      =======

BALANCE SHEET DATA (AT YEAR END):
  Working capital   . . . . . . . . . . . .      $48,649      $36,798     $ 16,786     $ 7,858      $ 14,862
  Total assets  . . . . . . . . . . . . . .      204,751      103,003       81,542      78,845        87,230
  Cash and cash equivalents   . . . . . . .        9,763       16,973          173         920         1,019
  Total debt  . . . . . . . . . . . . . . .       70,762       18,784      17,018       53,402        66,525
  Redeemable Preferred Stock  . . . . . . .          --           --           --        7,111         5,818
  Stockholders' equity (deficit)  . . . . .       74,333       53,645       36,944      (2,179)      (6,936)

OTHER DATA:
  EBITDA (e)  . . . . . . . . . . . . . . .      $43,525      $34,811     $ 29,371     $17,334      $ 16,891
  Free cash flow (f)  . . . . . . . . . . .       23,257       17,773       12,714       8,140         5,362
  Capital expenditure (g)   . . . . . . . .        4,092        4,465        3,391       2,172         2,367

______

(a) Selling, general and administrative expenses for 1995, 1994 and 1993 included due diligence expenses related to proposed acquisitions that were not consummated. See note (e) below.

(b) Extraordinary items include an $814,000 net gain on repurchase of subordinated debt in 1993 and a $825,000 tax benefit of net operating loss carryforward in 1992.

(c) Includes accretion to redemption value for the Company's 15% Exchangeable Preferred Stock of $1,043,000 in 1994 (including $912,000 in accretion in excess of historical levels in connection with the November 1994 $5.0 million redemption), $152,000 in 1993 and $126,000 in 1992.

(d) Based on 10,063,252 average shares of Common Stock outstanding for the year ended December 31, 1996, 10,060,800 average shares of Common Stock outstanding for the year ended December 31, 1995, 7,369,363 average shares of Common Stock outstanding for the year ended December 31, 1994, and 6,777,806 average shares of Common Stock outstanding for all other periods reported.

(e) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to meet its cash requirements. EBITDA should not be considered in isolation from, or as a substitute for, net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

(f) Free cash flow is calculated as net income plus depreciation and amortization less capital expenditures.

(g) Capital expenditures exclude expenditures made by the Company since August 1990 totaling $1.2 million, which the Company believes are recoverable from BP and, therefore, are recorded in the receivable from BP. In addition to the capital expenditures reported for 1993, a waste water treatment plant, constructed and fully funded by BP under the terms of a Remediation Agreement entered into in connection with the CBCC Acquisition, began operating in 1993 and, in connection therewith, $1,790,000 was transferred from the receivable from BP to property, plant and equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Leavitt Acquisition

         On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division of UNR Industries, Inc. ("UNR"), (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and is a leading producer and supplier in the United States. See "Item 1. Business - General" and Note 2 of Notes to Consolidated Financial Statements.

The Offering

         On November 10, 1994, the Company completed its initial public offering (the "Offering") by selling 3,200,000 shares of Common Stock for $10.00 per share to the public. Net proceeds to the Company after deducting commissions, fees and expenses totaled $28.8 million. The net proceeds were used to repay $21.0 million of bank debt and redeem all 5,000 shares of the Company's outstanding 15% Exchangeable Preferred Stock (the "Redeemable Preferred Stock") at an aggregate redemption price of $7.8 million (representing the $5.0 million face value plus $2.8 million of unpaid accrued dividends). See Notes 3, 11 and 12 of Notes to Consolidated Financial Statements.

         As a result of the Offering, the capital structure of the Company, its interest and tax expense, and Redeemable Preferred Stock dividends and accretion to liquidation value are not comparable to that of the Company as a private company. Therefore, the Company's net income prior to the Offering is not comparable to net income following the Offering.

Operations

         The Company, through its wholly owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing.

         CBCC. CBCC's net sales represent gross sales of brass rod less sales discounts and freight charges. The gross sales price of brass rod consists of a metal price charged to customers and a fabrication price as separate components. Cost of goods sold includes the cost of brass scrap, which is the principal raw material used in the manufacturing process and the primary component of cost of goods sold, as well as the costs of labor, energy and other materials and supplies used in fabricating the brass scrap into finished rod. Therefore, CBCC's profit levels depend primarily on the amount of finished rod shipped, fabrication prices, and the difference between the metal price charged to customers and CBCC's cost of brass scrap.

           CBCC obtains approximately 80% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") has been four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since December 1994. CBCC also purchases approximately 20% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices during first quarter 1997, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

         As noted above, CBCC's pricing structure consists of the Metal Selling Price and the fabrication price as separate components. The Metal Selling Price is determined at the time of shipment based on the then-current Metal Buying Price and is not directly affected by fluctuations in free-market brass scrap prices. As a result of this pricing structure, increases and decreases in the Metal Selling Price will affect net sales levels and gross profit as a percentage of sales, even in the absence of an increase or decrease in shipments or the fabrication prices charged to customers, but will have little impact on gross profit levels. However, the quantity of free-market brass scrap purchased by CBCC and changes in the difference between the free-market prices paid for brass scrap and the Metal Buying Price will affect gross profit, even in the absence of an increase or a decrease in shipments or net sales levels.

         In addition to sales made under the pricing structure described above, some sales are made on a tolling basis, where the customer consigns brass scrap to CBCC and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions affect net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod. To a lesser extent, tolling transactions also affect gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on gross profit, CBCC requires tolling customers to deliver 1.04 pounds of brass scrap in exchange for each pound of finished rod shipped.

         Leavitt. Leavitt's financial performance may be impacted by changes in the price it pays for flat-rolled steel, the primary cost component of Leavitt's finished product, based on the market conditions in the domestic and international flat-rolled steel industry. Based on the then-current market conditions in the steel tubing industry, the level of capacity utilization and the pricing policies of Leavitt's competitors, Leavitt may or may not be able to pass the economic impact of steel price changes on to its customers through changes in the selling price. The steel tubing industry is highly fragmented and suppliers may reduce prices or fail to increase prices as a result of steel coil price increases, depending on their individual financial and operational motivation.

General Economic and Industry Conditions

         The demand for the Company's products in the United States and Canada generally is dependent upon business conditions in the industries which use products made from copper alloy rod and structural and mechanical steel tubing. Manufacturers of products used in building and construction and manufacturers of industrial machinery and equipment are the primary users of copper alloy rod. Primary users of steel tubing are non-residential construction, farm equipment and steel tube commercial products manufacturers.

         Therefore, the Company's operating results during any given period depend significantly on business conditions in its industry. These activities, in turn, are sensitive to fluctuations in overall economic activity, movement in interest rates and availability of short- and long-term financing. The Company's operating results also depend on its manufacturing capacity, as well as industry production levels and other market factors.

         CBCC. During 1996, United States and Canadian apparent consumption of copper alloy rod was approximately 978 million pounds, which included industry shipments of approximately 893 million pounds plus net imports of approximately 85 million pounds. Industry shipments increased 4% over 1995, effectively displacing a 32% decline in net imports. Although industry shipments, excluding CBCC's shipments, remained flat, CBCC increased shipments 10% to record levels in 1996. Over the past ten years, apparent consumption has fluctuated based on demand, while over the same period CBCC's shipments have increased both in total pounds and as a percentage of apparent consumption. Although net imports have declined in 1996, foreign suppliers continue to aggressively attack the domestic copper alloy rod industry by offering lower prices than the domestic mills, resulting in CBCC expecting net import levels to continue to exceed historical levels.

         The strong 1996 industry demand was predominantly in the industry's largest end use market, building and construction. CBCC targeted specific plumbing customers for growth in this segment, which now represents over 50% of CBCC's shipments and is expected to remain strong through 2000. The building and construction segment continues to be impacted by the high level of new homes built, a higher use of brass plumbing fixtures per home and a high level of home remodeling, which has increased plumbing fixture demand.

         Leavitt. The structural steel tubing has substantially more capacity than demand in a highly competitive environment. Leavitt believes its share of this industry is approximately 9%. Use of structural steel tubing in construction is increasing and Leavitt is working to increase its share of industry shipments. Leavitt has taken a leading role in the North American Steel Tube Institute's hollow-structural sections committee, whose objective is to grow the usage of structural steel tubing in the United States. The goal of the Institute is to educate construction companies, architects and industry executives on the benefits of the use of structural steel in lieu of other products.

         1997 Outlook. As a result of the above factors, the Company believes that its shipments will increase in 1997. Management believes that its ability to increase shipments despite fluctuations in demand results from our quality products and emphasis on customer service. However, forecasts of future industry consumption, future levels of imports and future shipments by the Company are forward-looking and are subject to risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. There can be no assurance that 1997 industry consumption will be similar to 1996 levels or the Company's 1997 shipments will increase as anticipated. Actual results and developments in these areas will be affected by the general economic and industry conditions discussed above. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affects import levels and exports of U.S. manufactured products containing parts made from brass rod and steel tube. The Company's 1997 shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption.

Inventories

         At the time of the CBCC and Leavitt Acquisitions, assets purchased, including inventory, were valued at net realizable value in accordance with purchase accounting rules and the Company elected the last-in, first-out ("LIFO") method of inventory accounting for financial reporting purposes. If the first-in, first-out ("FIFO") method for determining cost had been used, at December 31, 1996, inventories would have been approximately $2.0 million higher. Inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent periods.

RESULTS OF OPERATIONS

         The following table is derived from the Company's Consolidated Statement of Income for the periods indicated and presents the results of operations as a percentage of net sales:

                                                                     YEAR ENDED DECEMBER 31,
                                                           1996       1995        1994      1993       1992
                                                           ----       ----        ----      ----       ----
Net sales . . . . . . . . . . . . . . . . . . . . .       100.0%     100.0%      100.0%     100.0%    100.0%
Cost of goods sold  . . . . . . . . . . . . . . . .        84.8       86.2        86.3       89.1      90.0
                                                          -----      -----       -----      -----     -----
     Gross profit . . . . . . . . . . . . . . . . .        15.2       13.8        13.7       10.9      10.0
Selling, general and administrative expenses* . . .         3.3        2.6         2.4        2.7       2.4
Depreciation and amortization . . . . . . . . . . .         1.8        1.8         2.2        2.6       2.8
                                                          -----      -----       -----      -----     -----
     Operating income . . . . . . . . . . . . . . .        10.1        9.4         9.1        5.6       4.8
Interest expense  . . . . . . . . . . . . . . . . .          .7         .5         1.5        2.6       3.5
                                                          -----      -----       -----      -----     -----
     Income before income taxes and
       extraordinary item . . . . . . . . . . . . .         9.4        8.9         7.6        3.0       1.3
Provision for income taxes  . . . . . . . . . . . .         3.7        3.6         2.7        0.5       0.5
                                                          -----      -----       -----      -----     -----
     Income before extraordinary item . . . . . . .         5.7%       5.3%        4.9%       2.5%       .8%
                                                          =====      =====       =====      =====     =====

------------
*See "Item 6.  Selected Financial Data."

         The following graphs illustrate trends in profitability since 1992 (dollars in millions for years ended December 31):

                                                         [Net Income Available
[Gross Profit Chart]       [Operating Income Chart]      for Common Stock Chart]

FYE  12/31/92  22.2          FYE  12/31/92  10.7           FYE  12/31/92   1.6
FYE  12/31/93  23.2          FYE  12/31/93  11.8           FYE  12/31/93   4.8
FYE  12/31/94  35.6          FYE  12/31/94  23.6           FYE  12/31/94  10.3
FYE  12/31/95  43.1          FYE  12/31/95  29.3           FYE  12/31/95  16.7
FYE  12/31/96  55.6          FYE  12/31/96  36.8           FYE  12/31/96  20.6

1996 Compared with 1995

         Net sales increased $53.9 million, or 17%, to $367 million in 1996. Gross profit increased $12.6 million, or 29%, to $55.6 million, principally due to record brass rod shipments and the impact of the Leavitt Acquisition.
Record brass rod shipments were attained despite a flat copper alloy rod industry, which, excluding CBCC, increased only 1% in 1996 compared with 1995, as discussed above in this Item 7 under "General Economic and Industry Conditions."

         Selling, general and administrative ("SG&A") expenses increased $3.9 million, or 47%, to $12.1 million, due primarily to $2.6 million of SG&A expenses at Leavitt. Depreciation and amortization increased $1.2 million, or 21%, due to the Leavitt Acquisition and increased depreciation on CBCC capital additions, partially offset by elimination of CBCC amortization as intangibles became fully amortized in 1995.

         As a result of the above factors, operating income increased $7.5 million, or 26%, to $36.8 million in 1996.

         Net interest expense increased $1.1 million, or 71%, to $2.6 million due to interest expense incurred on the Leavitt Acquisition debt, partially offset by lower average levels of bank debt in 1996 prior to the Leavitt Acquisition compared with 1995. Additionally, the Company earned interest income in 1996 totaling $720,000 compared with $390,000 in 1995.

         Income tax expense increased $2.5 million, or 23%, to $13.6 million in 1996 as a result of a $6.5 million, or 23%, increase in pretax income.

         As a result of the above factors, net income available for common stock increased $3.9 million, or 24%, to $20.6 million in 1996. Earnings per share increased to $2.05 from $1.66 in 1995.

1995 Compared with 1994

         Net sales increased $53.0 million, or 20%, to $313.1 million in 1995, principally due to a 16% increase in Metal Selling Prices and record brass rod shipments. The shipment increase was attained despite a decline in industry shipments, excluding CBCC, of 44 million pounds, or 7%.

         Gross profit increased $7.5 million, or 21%, to $43.1 million in 1995, principally due to higher fabrication charges.

         SG&A expenses increased $2.1 million, or 33%, to $8.3 million, due primarily to a $770,000 increase in public company expenses, a $430,000 increase in accrued incentive compensation, and a $240,000 increase in rental expense principally due to the lease of a new computer system. Depreciation and amortization decreased $258,000, or 4%, due to reduced amortization as intangible assets became fully amortized in 1995, partially offset by increased depreciation on capital additions.

         As a result of the above factors, operating income increased $5.7 million, or 24%, to $29.3 million in 1995.

         Net interest expense decreased $2.4 million, or 61%, to $1.5 million due to lower levels of bank debt in 1995 compared with 1994 as a result of the repayment of all outstanding bank debt in conjunction with the Offering and no borrowings on the bank credit facility after first quarter 1995. Additionally, the Company earned interest income in 1995 totaling $390,000.

         Income tax expense increased $3.9 million, or 55%, to $11.0 million in 1995 as a result of an $8.1 million, or 41%, increase in pretax income and an increase in the Company's effective tax rate to 40% from 36% in 1994. In 1994, the lower tax rate was due primarily to the utilization of federal income tax net operating loss ("NOL") carryforwards and current recognition of deferred income tax assets which had not been realized in prior years. The Company's 1994 current federal income tax provision was calculated using the Alternative Minimum Tax ("AMT") provisions as required by the Internal Revenue Code. The Company completed utilization of its federal income tax NOL in second quarter 1994 and, accordingly, recognized income tax expense in second half 1994 and 1995 at a higher effective tax rate based primarily upon the federal statutory rate of 35%.

         As a result of the above factors, net income increased $4.1 million, or 33%, to $16.7 million in 1995.

         Dividends and accretion to liquidation value on the Company's Redeemable Preferred Stock, which was redeemed in November 1994 in conjunction with the Offering, totaled $2.2 million in 1994.

         As a result of the above factors, net income available for common stock increased $6.4 million, or 62%, to $16.7 million in 1995. Earnings per share increased to $1.66 from $1.40 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

General

         At December 31, 1996, increases in assets and liabilities compared with year end 1995 were due predominately to the Leavitt Acquisition. The most significant impact was on long-term debt, which increased to $70.8 million from $18 million at year end 1995. The long-term debt balance at December 31, 1996, is after prepaying $12 million of Leavitt Acquisition debt in fourth quarter 1996. Cash and cash equivalents of $17.0 million at year end 1995 declined to $9.8 million as a result of funding a portion of the Leavitt purchase price with cash on hand.

         Free cash flow (net income plus depreciation and amortization less capital expenditures) increased 31% to $23.3 million in 1996 compared with 1995. Free cash flow will be applied to reduce bank debt and also will be available to fund future acquisitions and capital expenditures. Net interest expense increased to $2.6 million from $1.5 million in 1995, reflecting the Leavitt Acquisition debt. The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the Bank Credit Facility (as hereinafter defined).

Working Capital

         Increases in assets and liabilities in 1996 compared with year end 1995 were predominately due to the Leavitt Acquisition, which increased working capital $22.5 million. At December 31, 1996, working capital was $48.6 million, $11.8 million, or 32%, over 1995. The decrease in cash and cash equivalents of $7.2 million, or 42%, was the result of funding a portion of the Leavitt purchase price with cash on hand. There was no significant change in working capital from the Leavitt Acquisition date through December 31, 1996.

         The Company's current ratio follows:

                                                    December 31,
                                                    1996   1995
                                                    ----   ----
                 Current ratio                      1.94   2.43
                 Current ratio excluding cash       1.75   1.77

Cash Flow Provided by Operating Activities

         For the years ended December 31, 1992 through 1996, the following graphs illustrate trends in net cash provided by operating activities and free
cash flow (dollars in millions).   See "Item 6. Selected Financial Data".

  [Net Cash Provided by
Operating Activities Chart]               [Free Cash Flow Chart]

   FYE  12/31/92  14.1                      FYE  12/31/92   5.4
   FYE  12/31/93  15.2                      FYE  12/31/93   8.1
   FYE  12/31/94  21.2                      FYE  12/31/94  12.7
   FYE  12/31/95  21.3                      FYE  12/31/95  17.8
   FYE  12/31/96  39.5                      FYE  12/31/96  23.3

         In 1996, net cash provided by operating activities increased $18.2 million to $39.5 million compared with 1995. The primary sources of cash from operating activities in 1996 were net income of $20.6 million, depreciation and amortization of $6.7 million, accretion of discount on the BP Note (as hereinafter defined) of $1.2 million, and a decrease in working capital, excluding cash, of $11 million.

         In 1995, net cash provided by operating activities of $21.3 million was flat compared with 1994. The primary sources of cash from operating activities in 1995 were net income of $16.7 million, depreciation and amortization of $5.5 million and accretion of discount on the BP Note of $1.8 million, partially offset by an increase in working capital, excluding cash, of $3.2 million.

         In 1994, net cash provided by operating activities increased $6.0 million to $21.2 million compared with 1993. The primary sources of cash from operating activities in 1994 were net income of $12.6 million, depreciation and amortization of $5.8 million and deferred income taxes of $2.3 million.

Cash Flow Used in Investing Activities

         Cash used in investing activities in 1996 includes $91.7 million for the acquisition of Leavitt. Capital expenditures were $4.1 million, $4.5 million and $3.4 million in 1996, 1995 and 1994, respectively. Capital additions included improvements to the extrusion press system and finishing lines in 1996 and the $2.7 million foundry expansion in 1995.

Cash Flow Provided by Financing Activities

         The Company received proceeds from issuance of the Term Loan (as hereinafter defined) totaling $60 million during 1996 to fund the Leavitt Acquisition, of which $10 million was prepaid prior to year end.

         Other than revolving credit borrowings under the bank credit facility in first quarter 1995, the Company had no financing activities in 1995.

         The Company used $47.3 million in cash to repay debt and Redeemable Preferred Stock (including dividends) in 1994. Debt repaid in 1994 included $15.0 million of revolving credit facility borrowings, $21.7 million on bank term loans and $1.25 million of loans to certain stockholders who had provided financing for the Company's repurchase of certain outstanding indebtedness in 1992. Additionally, the Company redeemed the Redeemable Preferred Stock at an aggregate redemption price of $7.8 million, representing the $5.0 million redemption value plus $2.8 million in unpaid accrued dividends. Redeemable Preferred Stock dividends of $1.6 million also were paid in 1994. The debt was repaid through a combination of cash generated from operations and $28.8 million in Offering proceeds, net of fees. See Note 3 of Notes to Consolidated Financial Statements.

Capital Resources

         The Company is launching a proposed capital project referred to as "Project 400". The project includes potential expansion of CBCC's foundry, extrusion system and finishing capability with an ultimate goal of increasing finished brass rod shipments to approximately 400 million pounds annually, a one-third increase over current production levels. The first phase of the project, which is expected to be completed near the end of 1997, has a total cost of approximately $12 million. It is anticipated that capital projects will be paid for with cash flow provided by operating activities.

Bank Credit Facility

         In connection with the Leavitt Acquisition, the Company entered into a new credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association. The Bank Credit Facility replaced the Company's existing $33 million bank credit facility, which was terminated August 30, 1996. The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). In December 1996, the Company prepaid $10 million on the Term Loan, including all amounts originally due in 1997. The remaining balance on the Term Loan is payable in quarterly installments in amounts ranging from $775,000 in April 1998 to $3,025,000 due July 2003. The total borrowing capacity under the Revolving Credit Facility is determined monthly by a formula based on levels of inventory and accounts receivable, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time after December 31, 1997.

         Advances under the Bank Credit Facility will bear interest, at the Company's option, at a rate per annum equal to (i) the higher of (a) PNC Bank's prime rate or (b) the Federal funds rate plus 1/2%, or (ii) LIBOR for the applicable borrowing period plus 1/2%, 5/8%, 3/4%, 7/8%, 1 1/8%, or 1 3/8% depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter.

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

         As of December 31, 1996, $50 million was outstanding under the Term Loan and there were no borrowings outstanding under the Revolving Credit Facility and the amount of total availability under the Revolving Credit Facility was $40 million.

Average Revolving Credit Facility Borrowings

         The average outstanding balance under the Revolving Credit Facility in 1996 was $684,000. However, the only borrowings under the Revolving Credit Facility were during the three-month period immediately following the Leavitt Acquisition, during which time the average outstanding balance was $2.7 million. The average outstanding balance under the prior revolving credit facility in 1995 was $391,000. The Company's only 1995 borrowings were in the first quarter, and in that quarter the outstanding balance averaged $1.9 million. As of March 18, 1997, the Company had available $25 million under the Revolving Credit Facility. In March 1997, the Company converted $15 million of Term Loan debt to Revolving Credit Facility borrowings. For a discussion of long-term borrowings under the Bank Credit Facility, see Note 7 of Notes to Consolidated Financial Statements.

CONTINGENCIES

         In connection with the CBCC Acquisition, the Company issued a promissory note to BP in the original principal amount of $20.0 million (the "BP Note"). The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.29%. The BP Note contained a contingent interest payment based upon average Company earnings (as defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totalling $254,000 and due August 1996, was offset against the receivable from BP. See Note 14 of Notes to Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

         CBCC. Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated by certain volatile organic compounds, including trichloroethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. In connection with the CBCC Acquisition, BP agreed to retain liability for certain on-site contamination. BP has conducted initial site investigation activities to determine the extent of contamination and appropriate cleanup methods. The results of the initial site investigation activities were provided to CBCC in second quarter 1996, which results identified the presence and location of certain contaminants. BP also provided to CBCC a draft remediation plan with respect to certain areas of the facility based on the results of the initial sampling. CBCC has reviewed the initial sampling results and draft remediation plan provided to it and has determined that additional sampling is necessary to fully delineate the extent and magnitude of contamination and to determine appropriate cleanup standards. CBCC and BP are working together, with their respective consultants, to identify additional sampling that is required. Upon completion of a plan for such additional sampling, CBCC intends to meet with BP and the Ohio EPA to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. The results of the initial sampling, the additional sampling to be conducted, and input from the Ohio EPA will be used to develop a comprehensive remediation plan for the site. The investigation is being conducted on a voluntary basis with the concurrence of the Ohio EPA. Until the completion of additional investigatory activities that are necessary and the development of a remediation plan for the site, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith.

         The cleanup costs associated with the environmental conditions described above may be material and, in the event CBCC were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition. Notwithstanding this potential (although uncertain) material liability, because of BP's contractual obligations to fund investigatory and cleanup costs of this site under the Remediation Agreement, the Company does not believe that the cleanup costs or other liabilities associated with such conditions will have a material adverse effect on the Company's financial position, results of operations or liquidity and the Company has not made any related accrual of all or any part of such costs. To the extent CBCC or the Company incurs any liability with respect to the environmental conditions discussed above, the Company intends to enforce its rights under the Remediation Agreement and the CBCC Purchase Agreement to recover such amounts from BP.

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

         Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana. It is the Company's understanding that these UST's were used to contain waste oil, waste oil residue and sludge, phenol and metals when the property was utilized by prior owners as a bus barn. Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environment Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a "closed" letter, and, in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Leavitt intends to begin additional groundwater sampling in second quarter 1997. Until such sampling is conducted, and the results thereof provided to Leavitt, the Company is unable to determine the current extent of contamination or what, if any, remedial activities may be required.

         The cleanup costs associated with the environmental conditions described above may be material and, in the event Leavitt were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition. Notwithstanding this potential (although uncertain) material liability, UNR is obligated under the Leavitt Acquisition Agreement to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from the prior owners costs incurred by Leavitt at the Hammond site. Therefore, the Company does not believe that costs that may be incurred by Leavitt in connection with the investigation and cleanup associated with the groundwater and soil contamination at the Hammond facility will have a material adverse effect on the Company's financial position, results of operations or liquidity and the Company has not made any accrual of all or part of such costs.

         For additional discussion of the environmental matters discussed above, see "Item 1. Business - Regulation - Environmental Regulation," "Item 3. Legal Proceedings" and Note 14 of Notes to Consolidated Financial Statements.

INFLATION

         The Company does not believe that its operations have been significantly affected by inflation.

QUARTERLY INFORMATION

         The table set forth below presents selected unaudited quarterly financial data for the years ended December 31, 1996 and 1995. The Company believes that the financial information presented below reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information. The Company's quarterly results are not indicative of annual results or continuing trends. The financial data set forth below should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and the notes thereto.

                                                                       1996
                                    --------------------------------------------------------------------
                                       FIRST             SECOND          THIRD         FOURTH
                                       QUARTER          QUARTER         QUARTER        QUARTER       TOTAL
                                       -------          -------         -------        -------       -----
FINANCIAL DATA:                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Net sales   . . . . . . . . .     $    89,917      $    82,095    $    88,253   $   106,726     $  366,991
  Gross profit  . . . . . . . .          12,634           11,797         14,349        16,866         55,646
  Operating income  . . . . . .           9,012            8,588          8,952        10,263         36,815
  Net income  . . . . . . . . .           5,240            5,040          5,034         5,325         20,639
  Average shares outstanding  .          10,061           10,063         10,064        10,065         10,063
  Earnings per share  . . . . .     $       .52      $       .50    $       .50    $      .53     $     2.05

  Cash and cash equivalents   .     $    21,461      $    27,243    $     1,516    $    9,763
  Accounts receivable   . . . .          40,177           31,760         44,571        34,514
  Inventories   . . . . . . . .          11,493           13,683         44,119        52,050
  Working capital   . . . . . .          43,237           49,341         52,212        48,649
  Total assets  . . . . . . . .         114,366          113,185        201,672       204,751
  Stockholders' equity  . . . .          58,864           63,949         68,995        74,333

OTHER DATA:
  Free cash flow  . . . . . . .     $     5,969      $     5,638    $     6,157    $    5,493     $   23,257
  Capital expenditures  . . . .             486              645            635         2,326          4,092

                                                                       1995
                                      ----------------------------------------------------------------------
                                        FIRST           SECOND           THIRD         FOURTH
                                       QUARTER          QUARTER         QUARTER        QUARTER       TOTAL
                                       -------          -------         -------        -------       -----
FINANCIAL DATA:                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Net sales   . . . . . . . . .     $    86,137      $    82,994    $    68,672    $   75,294     $  313,097
  Gross profit  . . . . . . . .          12,276           11,248          9,306        10,245         43,075
  Operating income  . . . . . .           8,386            7,765          6,053         7,070         29,274
  Net income  . . . . . . . . .           4,738            4,432          3,422         4,109         16,701
  Average shares outstanding  .          10,061           10,061         10,061        10,061         10,061
  Earnings per share  . . . . .     $       .47      $       .44    $       .34    $      .41     $     1.66

  Cash and cash equivalents   .     $       609      $     5,331    $    12,385    $   16,973
  Accounts receivable   . . . .          37,151           30,850         27,934        28,071
  Inventories   . . . . . . . .          10,097            9,604          9,978        15,975
  Working capital   . . . . . .          23,067           28,092         32,078        36,798
  Total assets  . . . . . . . .          89,754           87,179         91,493       103,003
  Stockholders' equity  . . . .          41,682           46,114         49,536        53,645

OTHER DATA:
  Free cash flow  . . . . . . .     $     5,816      $     4,584    $     3,517    $    3,856     $   17,773
  Capital expenditures  . . . .             385            1,389          1,289         1,402          4,465

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          CHASE BRASS INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                     Page(s)
                                                                                                     -------
CONSOLIDATED FINANCIAL STATEMENTS:

    Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . .            30

    Consolidated Balance Sheet as of December 31, 1996 and 1995   . . . . . . . . . . . . .           31-32

    Consolidated Statement of Income for the Years Ended
           December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .            33

    Consolidated Statement of Changes in Preferred Stock and
           Stockholders' Equity (Deficit) for the Years Ended
           December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .            34

    Consolidated Statement of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .            35

    Notes to Consolidated Financial Statements    . . . . . . . . . . . . . . . . . . . . .           36-53

    Unaudited Quarterly Financial Information   . . . . . . . . . . . . . . . . . . . . . .            54

FINANCIAL STATEMENT SCHEDULES:

    Schedule I - Condensed Financial Information of Parent Company  . . . . . . . . . . . .          S-1-S-2

    Schedule II - Valuation and Qualifying Accounts   . . . . . . . . . . . . . . . . . . .            S-3

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Chase Brass Industries, Inc.:

         We have audited the consolidated financial statements and financial statement schedules of Chase Brass Industries, Inc. listed in Item 8 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase Brass Industries, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules taken as whole, present fairly, in all material respects, the information required to be included therein.


 /s/ Coopers & Lybrand L.L.P.
-----------------------------
Detroit, Michigan
February 3, 1997

                          CHASE BRASS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                    December 31,
                                                                   1996                 1995
                                                                   ----                 ----
Current assets:

  Cash and cash equivalents                                      $  9,763             $ 16,973

  Receivables, net of allowance for
    doubtful accounts and claims of
    $1,236 and $1,036 in 1996 and 1995, respectively               34,514               28,071

  Inventories                                                      52,050               15,975

  Prepaid expenses                                                  1,131                  733

  Deferred income taxes                                             2,897                  850
                                                                 --------             --------

   Total current assets                                           100,355               62,602

Property, plant and equipment, net                                 97,628               38,445

Other assets                                                        6,768                  --
                                                                 --------             --------

   Total assets                                                  $204,751             $103,003
                                                                 ========             ========





                  The accompanying notes are an integral part of the
                      consolidated financial statements.

                          CHASE BRASS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    December 31,
                                                                             1996                 1995
                                                                             ----                 ----
Current liabilities:

  Accounts payable                                                      $    36,134           $   18,900

  Accrued compensation and benefits                                           5,598                2,490

  Accrued income taxes                                                        3,685                3,310

  Other accrued liabilities                                                   6,158                1,104

  Current portion of long-term debt                                             131                  --
                                                                        -----------           ----------

    Total current liabilities                                                51,706               25,804

Long-term debt                                                               70,631               18,784

Deferred income taxes                                                         8,081                4,770
                                                                        -----------           ----------

    Total liabilities                                                       130,418               49,358
                                                                        -----------           ----------

Commitments and contingencies                                                   --                   --

Stockholders' equity:

  Common stock, $.01 par value, 25,000,000 shares
    authorized; 5,965,621 and 5,960,721 shares issued and
    outstanding in 1996 and 1995, respectively                                   60                   60

  Nonvoting common stock, $.01 par value, 5,000,000
    shares authorized; 4,100,079 shares issued and
    outstanding in 1996 and 1995                                                 41                   41

  Additional paid-in capital                                                 30,039               29,990

  Retained earnings                                                          44,193               23,554
                                                                        -----------           ----------

  Total stockholders' equity                                                 74,333               53,645
                                                                        -----------           ----------

    Total liabilities and stockholders' equity                          $   204,751           $   103,003
                                                                        ===========           ===========

                  The accompanying notes are an integral part of the
                      consolidated financial statements.

                          CHASE BRASS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                      Year Ended December 31,
                                                               1996             1995             1994
                                                               ----             ----             ----
Net sales                                                   $   366,991      $   313,097      $   260,096

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)                      311,345          270,022          224,532
                                                            -----------      -----------      -----------

     Gross profit                                                55,646           43,075           35,564

Selling, general and administrative expenses                     12,121            8,264            6,193

Depreciation and amortization                                     6,710            5,537            5,795
                                                            -----------      -----------      -----------

     Operating income                                            36,815           29,274           23,576

Interest expense                                                  2,612            1,530            3,911
                                                            -----------      -----------      -----------

     Income before income taxes                                  34,203           27,744           19,665

Provision for income taxes                                       13,564           11,043            7,111
                                                            -----------      -----------      -----------

     Net income                                                  20,639           16,701           12,554

Dividends on preferred stock and
  accretion to liquidation value                                    --               --             2,244
                                                            -----------      -----------      -----------

     Net income available for common stock                  $    20,639      $    16,701      $    10,310
                                                            ===========      ===========      ===========


Average shares outstanding                                   10,063,252       10,060,800        7,369,363
                                                            ===========      ===========      ===========

Net income available for common stock per share             $      2.05      $      1.66      $      1.40
                                                            ===========      ===========      ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          CHASE BRASS INDUSTRIES, INC.
              CONSOLIDATED STATEMENT OF CHANGES IN PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                             Stockholders' Equity (Deficit)
                                                     -----------------------------------------------------------
                                                                  Additional
                                       Preferred      Common        Paid-In    Treasury   Earnings
                                         Stock         Stock        Capital     Stock*    (Deficit)     Total
                                       ----------    ---------     --------   --------    ---------  -----------
Balances, December 31, 1993            $   7,111     $       68   $   2,253              $   (4,500)   $  (2,179)

Net income                                                                                   12,554       12,554

Preferred stock dividends                  1,201                                             (1,201)      (1,201)

Preferred stock dividends paid            (4,355)

Accretion to redemption value              1,043                     (1,043)                              (1,043)

Preferred stock redemption                (5,000)

Exercised stock options                                       1          11                                   12

Proceeds from Offering,
  net of fees                                                32      28,769                               28,801
                                       ---------     ----------   ---------   --------   ----------    ---------

Balances, December 31, 1994                   --            101      29,990        --         6,853       36,994
                                       ---------     ----------   ---------   --------   ----------    ---------

Net income                                                                                   16,701       16,701
                                       ---------     ----------   ---------   --------   ----------    ---------

Balances, December 31, 1995                   --            101      29,990        --        23,554       53,645

Net income                                                                                   20,639       20,639

Exercised stock options                                                  49                                   49
                                       ---------     ----------   ---------   --------   ----------    ---------

Balances, December 31, 1996            $      --     $      101   $  30,039   $     --   $   44,193    $  74,333
                                       =========     ==========   =========   ========   ==========    =========

________________
* Zero at December 31, 1996, 1995 and 1994.  Less than $1,000 at December 31,
1993.





  The accompanying notes are an integral part of the consolidated financial statements.

                         CHASE BRASS INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                Year Ended December 31,
                                                                           1996             1995            1994
                                                                           ----             ----            ----
Operating activities:
   Net income                                                          $  20,639         $  16,701       $  12,554
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                       6,710             5,537           5,795
       Accretion of discount on BP Note                                    1,216             1,766           1,601
       Deferred income tax expense (benefit)                                (142)              131           2,304
       Changes in assets and liabilities:
           (Increase) decrease in receivables                              7,034            (4,723)         (5,194)
           (Increase) in inventories                                      (6,874)           (1,919)         (1,634)
           (Increase) in prepaid expenses                                   (325)             (570)            (78)
           Decrease (increase) in receivable from BP                         362               168            (161)
           Increase (decrease) in accounts payable                         7,692              (407)          5,127
           Increase in accrued liabilities                                 3,219             3,096             857
           Decrease in deferred income taxes, net                            --              1,485             --
                                                                      ----------        ----------      ----------
               Net cash provided by operating activities                  39,531            21,265          21,171
                                                                      ----------        ----------      ----------
Investing activities:
   Purchase of Leavitt Tube Company, Inc.                                (91,665)              --              --
   Additions to property, plant and equipment                             (4,092)           (4,465)         (3,391)
   (Increase) in intangibles                                              (1,005)              --              --
   Decrease in deferred income taxes, net                                     --             1,485             --
                                                                      ----------        ----------      ----------
               Net cash (used in) investing activities                   (96,762)           (4,465)         (3,391)
                                                                      ----------        ----------      ----------
Financing activities:
   Revolving credit loan repayments, net                                     --                --          (15,000)
   Principal payments on bank term loans                                 (10,000)              --          (21,735)
   Proceeds from issuance of a bank term loan                             60,000               --              --
   Preferred stock dividends and redemption                                  --                --           (9,355)
   Proceeds from Offering, net of fees                                       --                --           28,801
   Other, net                                                                 21               --           (1,238)
                                                                      ----------        ----------      ----------
               Net cash (used in) financing activities                    50,021               --          (18,527)
                                                                      ----------        ----------      ----------
Net increase (decrease) in cash and cash equivalents                      (7,210)           16,800            (747)
Cash and cash equivalents, beginning of period                            16,973               173             920
                                                                      ----------        ----------      ----------
Cash and cash equivalents, end of period                              $    9,763        $   16,973      $      173
                                                                      ==========        ==========      ==========

Supplemental cash flow information:
   Cash flow data:
       Interest paid                                                  $    2,291        $      157      $    2,706
       Income taxes paid                                              $   13,088        $    7,037      $    4,105
   Non-cash investing activity:
       Liabilities assumed in connection
         with the acquisition of Leavitt                              $   20,190              --              --


  The accompanying notes are an integral part of the consolidated financial statements.

                         CHASE BRASS INDUSTRIES,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

         The consolidated balance sheet as of December 31, 1996 and 1995, and the consolidated statements of income, changes in preferred stock and stockholders' equity (deficit), and cash flows for the years ended December 31, 1996, 1995 and 1994, include the accounts of Chase Brass Industries, Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt. See
Note 2 for a discussion of the Leavitt Acquisition.

         On August 24, 1990, the Company acquired, through CBCC, the assets and income of a Delaware corporation formerly named Chase Brass & Copper Company, Incorporated ("Old Chase"), pursuant to the Asset Purchase Agreement ("CBCC Purchase Agreement") dated May 10, 1990, by and between the Company, CBCC, Old Chase, BP Exploration (Alaska) Inc. ("BPE") and The Standard Oil Company (the "CBCC Acquisition"). BPE and The Standard Oil Company (collectively referred to as "BP") own all of the stock of Old Chase. The CBCC Acquisition was accounted for as a purchase.

         NATURE OF OPERATIONS

         The Company, through its wholly-owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free- machining and forging brass rod and structural and mechanical steel tubing.

         CBCC, employing more than 300 people at its Montpelier, Ohio, plant, is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Its diverse customer base of more than 250 companies uses CBCC's "Blue Dot" trademark rod to produce a variety of products, such as plumbing fixtures, heating and air conditioning components, industrial valves, automotive parts, and numerous hardware components.

         Leavitt is a leading producer of structural and mechanical steel tubing with plants in Chicago, IL, Hammond, IN, and Jackson, MS, employing more than 400 people. Leavitt's structural steel tubing is used in farm equipment, non- residential construction and other structural applications. The mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools.

                          CHASE BRASS INDUSTRIES, INC.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INVENTORIES

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent periods.

         If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $2.0 million and $4.3 million higher at December 31, 1996 and 1995, respectively.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method based on estimated useful lives of the assets. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

         INTANGIBLES

         Intangible assets are amortized on a straight-line basis over their estimated economic lives.

         CASH FLOWS

         For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of all financial instruments approximates market value.

                          CHASE BRASS INDUSTRIES, INC.

         RISK CONCENTRATION

         Accounts receivable is the principal financial instrument which subjects the Company to concentration of credit risk. As of December 31, 1996 and 1995, receivables from customers represent substantially all of the Company's net trade receivables. Credit is extended based upon an evaluation of the customer's financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to receivables are somewhat limited due to the Company's large number of customers, the diversity of these customers' businesses and the dispersion of such customers throughout the continental United States and parts of Canada. The Company maintains an allowance for doubtful accounts and claims based upon the expected collectibility of all trade receivables.

         COMMON STOCK AND EARNINGS PER SHARE

         Common shares outstanding during the periods presented have been adjusted to reflect a 691.6129-for-1 stock split (the "Stock Split"), and historical common shares authorized have been adjusted to reflect an increase in authorized shares, each of which occurred in conjunction with the Company's initial public offering of Common Stock (the "Offering") in November 1994. Earnings per share is computed based upon the average number of common shares and common share equivalents outstanding during the periods presented, adjusted to give effect to the Stock Split. Net income available for common stock is determined by deducting dividends on preferred stock and accretion to liquidation value.

2.       LEAVITT ACQUISITION:

         On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division of UNR Industries, Inc., including all the outstanding stock of Holco (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing. The net purchase price was approximately $91.7 million after post-closing adjustments, of which $62 million was financed with the Bank Credit Facility (as hereinafter defined) and the remainder with cash. Leavitt's results of operations for the period since the Leavitt Acquisition date are included in the Company's 1996 results of operations. The Leavitt Acquisition was accounted for as a purchase.

                          CHASE BRASS INDUSTRIES, INC.

         As of the Leavitt Acquisition date, the value of Leavitt's property, plant and equipment was increased $31.3 million over its then-current book value to reflect the estimated fair value of the assets purchased. Assets totaling $4.4 million were recorded as of the Leavitt Acquisition date to reflect a non-compete agreement, a supply agreement with an affiliate of UNR Industries, Inc. and to reflect the actual purchase price in excess of the fair value of the assets acquired. The Company also incurred certain closing and financing costs in connection with the Leavitt Acquisition approximating $1 million.

         The pro forma data outlined below reflects pro forma adjustments to the statement of income for the years ended December 31, 1996 and 1995, as if the Leavitt Acquisition occurred as of the beginning of each period presented. The pro forma adjustments reflect the impact of additional depreciation and amortization expenses. The pro forma adjustments also reflect the impact of additional interest expense resulting from the Leavitt Acquisition debt and the elimination of the Company's interest income partially offset by the elimination of interest expense on the portion of Leavitt debt not assumed by the Company. The income tax effect of the pro forma adjustments is based on an effective income tax rate of 40%. Pro forma results for the years ended December 31 follow (in thousands, except per share amounts):

                                         1996               1995
                                         ----               ----
         Net sales                  $    468,881       $   469,430
         Net income                 $     23,020       $    22,025
         Earnings per share         $       2.29       $      2.19

3.       INITIAL PUBLIC OFFERING:

         On November 10, 1994, the Company sold 3,200,000 shares of Common Stock, par value $.01 per share, for $10.00 per share to the public. Net proceeds to the Company totaled $28.8 million after deducting underwriting discounts and commissions and offering expenses. The net proceeds were used to repay bank debt and redeem all 5,000 shares of outstanding 15% Exchangeable Preferred Stock (the "Redeemable Preferred Stock") at an aggregate redemption price of $7.8 million (representing the $5 million face value plus $2.8 of unpaid accrued dividends).

                          CHASE BRASS INDUSTRIES, INC.

4.       INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                                                   December 31,
                                                                              1996                 1995
                                                                              ----                 ----
         Raw materials                                                    $   14,547         $    6,641
         Work in progress                                                     21,124              4,903
         Finished goods                                                       18,613              7,952
                                                                          ----------         ----------
                                                                              54,284             19,496
         Tolling metal due customers                                          (2,234)            (3,521)
                                                                          ----------         ----------
                                                                          $   52,050         $   15,975
                                                                          ==========         ==========

5.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment and the related depreciable lives consisted of the following (in thousands):

                                                                                     December 31,
                                                                               1996                1995
                                                                               ----                ----
         Land and land improvements (15-20 years)                         $    3,331          $     246
         Buildings and improvements (10-39 years)                             21,834              7,279
         Machinery and equipment (2-15 years)                                 92,530             46,140
         Construction in progress                                              1,925              1,226
                                                                          ----------         ----------
                                                                             119,620             54,891
         Accumulated depreciation                                            (21,992)           (16,446)
                                                                          ----------         ----------
                                                                          $   97,628          $  38,445
                                                                          ==========          =========

                          CHASE BRASS INDUSTRIES, INC.

6.       OTHER ASSETS:

         Intangibles. There were no intangible assets at December 31, 1995. Intangible assets recorded in conjunction with the Leavitt Acquisition and the related period of amortization consisted of the following (in thousands):

                                                                       December 31, 1996
                                                                       -----------------
         Covenant not-to-compete (5 years)                                   $     500
         Supply agreement (5 years)                                                560
         Deferred financing costs (5 years)                                        450
         Acquisition costs (5 years)                                               555
         Excess of cost over net assets acquired (15 years)                      3,321
                                                                             ---------
                                                                                 5,386
         Accumulated amortization                                                 (211)
                                                                             ---------
                                                                             $   5,175
                                                                             =========

         Receivable from BP. At December 31, 1996, the receivable from BP totaled $1.6 million and included $1.3 million resulting from certain post-closing adjustments under the CBCC Purchase Agreement and $1.2 million in environmental-related capital expenditures for which the Company expects reimbursement under the terms of the CBCC Purchase Agreement and a Remediation Agreement (herein so called) dated August 24, 1990, entered into by and among BPE, The Standard Oil Company, the Company and CBCC concerning the performance of remedial and certain other environmental matters by the parties thereto. Were the Company not to receive payment on the receivable balance due from BP, the Company intends to offset any such amounts against amounts payable under the $20 million Subordinated Promissory Note issued to BP as partial consideration for the Acquisition (the "BP Note").

         At December 31, 1996, the receivable from BP reflects a reduction of $254,000 of contingent interest which was payable August 1996 under the BP Note as the Company offset the amount against certain post-closing adjustments. At December 31, 1996, the receivable from BP also reflects a reduction of $661,000 of interest payable August 1997 as it is the Company's intent to offset the amount against certain post-closing adjustments.

                          CHASE BRASS INDUSTRIES, INC.

7.       FINANCING ARRANGEMENTS:

         Debt consisted of the following at December 31, (in thousands):

                                                        1996                 1995
                                                        ----                 ----
         BP Note                                        $20,000            $18,784
         Term loan                                       50,000                 --
         Other                                              762                 --
                                                        -------            -------
                                                         70,762             18,784
         Current portion of long-term debt                  131                 --
                                                        -------            -------
         Long-term debt                                 $70,631            $18,784
                                                        =======            =======

         In connection with the CBCC Acquisition, the Company issued the BP
Note in the original principal amount of $20.0 million. The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.29%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, was offset against the receivable from BP.

         In connection with the Leavitt Acquisition, the Company entered into a new credit facility (the "Bank Credit Facility") of $100 million. The Bank Credit Facility replaced the Company's existing $33 million bank credit facility which was terminated August 30, 1996. The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). Total borrowing capacity under the Revolving Credit facility is determined monthly by a formula based on levels of inventory and accounts receivable up to a maximum of $40 million.
The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date any time after December 31, 1997. The Term Loan is payable quarterly and matures October 2003. The Company prepaid $10 million on the Term Loan in December 1996, including all amounts originally due in 1997.

                          CHASE BRASS INDUSTRIES, INC.

         Advances under the Bank Credit Facility will bear interest, at the Company's option, at a rate per annum equal to (i) the higher of (a) the bank's prime rate or (b) the Federal funds rate plus 1/2%, or (ii) LIBOR for the applicable borrowing period plus 1/2%, 5/8%, 3/4%, 7/8%, 1 1/8%, or 1 3/8% depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, with interest payable quarterly or at of the end of each LIBOR borrowing period, whichever is shorter. At December 31, 1996, the weighted average interest rate on the Term Loan was 6.3%.

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

         Aggregate maturities of long-term debt are as follows: $131,000 in 1997, $3 million in 1998, $24.4 million in 1999, $8.6 million in 2000, $12.2 million in 2001, and $22.5 million thereafter.

8.       RETIREMENT PLANS:

         The Company provides various contributory and noncontributory benefit plans covering substantially all of its employees, including profit sharing plans, employee savings plans under Section 401(k) of the Internal Revenue Code, and defined benefit pension plans.

         For plans to which the Company contributes, the contributions become fully vested after five years of service. The amount of Company contributions to the employee savings plans are based on formulas outlined in the plans. Company contributions under the noncontributory qualified profit sharing plans are based on a percentage of eligible employees' compensation. Contributions to the trust fund of the profit sharing plans are discretionary, and the Company has the right to amend, modify or terminate the plans, but in no event will any portion of vested contributions revert to the Company. Charges to expense under the defined contribution plans, for the years ended December 31, 1996, 1995 and 1994, were $588,000, $353,000 and $299,000, respectively.

         The defined benefit retirement plans provide benefits based on a participant's years of service and stated monthly benefit amounts based on the date of retirement. The Company's policy is to make periodic contributions as required by contract or applicable regulations. Increases in 1996 in the funded status and net periodic pension expense of the defined benefit retirement plans was primarily the result of the Leavitt Acquisition.

                          CHASE BRASS INDUSTRIES, INC.

         The defined benefit retirement plans' funded status was as follows (in thousands):

                                                                   December 31,
                                                           1996                  1995
                                                           ----                  ----
 Vested benefits                                        $    8,374           $   1,828
 Nonvested benefits                                            219                 136
                                                        -----------          ----------
 Projected benefit obligation (which equals
   the accumulated benefit obligation)                       8,593               1,964
 Funded status at fair value                                (8,244)             (1,919)
                                                        -----------          ----------
 Assets less than the projected benefit obligation             349                  45
 Unrecognized prior service cost                              (251)               (224)
 Unrecognized net loss                                        (269)               (223)
                                                        -----------          ----------
 Prepaid pension expense                                $     (171)          $    (402)
                                                        ===========          ==========

         For the year ended December 31, 1996, discount rates used in determining the projected benefit obligation ranged from 7.25% to 7.5% and the expected long-term rate of return on assets ranged from 7.5% to 8.5%. For the year ended December 31, 1995, the discount rate used in determining the projected benefit obligation was 7.5% and the expected long-term rate of return on assets was 8.0%.

         The defined benefit retirement plans' net periodic pension expense was as follows (in thousands):

                                                  Year Ended December 31,
                                           1996             1995           1994
                                           ----             ----           ----
  Service cost                            $  156          $   87          $   82
  Interest cost                              308             131             117
  Return on plan assets                     (340)            (88)            (42)
  Net amortization and deferral               55             (26)            (43)
                                          ------          ------          ------
  Net periodic pension expense            $  179          $  104          $  114
                                          ======          ======          ======

                          CHASE BRASS INDUSTRIES, INC.

9.       INCOME TAXES:

         The consolidated provision for income taxes consisted of the following (in thousands):

                                                                       Year Ended December 31,
                                                                  1996           1995          1994
                                                                  ----           ----          ----
         Current taxes:
           Federal                                            $  11,327      $   8,885     $   3,823
           State                                                  2,379          2,027           984
                                                              ---------      ---------     ---------
             Total current taxes                                 13,706         10,912         4,807
                                                              ---------      ---------     ---------
         Deferred taxes:
           Federal and state                                       (142)           131         2,646
           Reversal of tax valuation allowance                       --            --           (342)
                                                              ---------      ---------     ---------
             Total deferred taxes                                  (142)           131         2,304
                                                              ---------      ---------     ---------
         Provision for income taxes                           $  13,564      $  11,043     $   7,111
                                                              =========      =========     =========

         Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities and were composed of the following (in thousands):

                                                                  December 31,
                                                               1996          1995
                                                               ----          ----
         Net current deferred tax asset:
           Allowance for doubtful accounts and claims      $      519    $      363
           Accrued employee benefits                            1,254           422
           Other, net                                           1,124            65
                                                           ----------     ---------
                                                           $    2,897     $     850
                                                           ==========     =========
         Net long-term deferred tax liability:
           Depreciation and basis differences              $    7,893    $    4,414
           Other, net                                             188           356
                                                           ----------     ---------
                                                           $    8,081    $    4,770
                                                           ==========    ==========

                          CHASE BRASS INDUSTRIES, INC.

         A reconciliation of the provision for income taxes compared with the amounts at the federal statutory tax rate follows (in thousands):

                                                        Year Ended December 31,
                                                    1996            1995        1994
                                                    ----            ----        ----
     Tax provision at statutory rate of 35%     $   11,971     $    9,711    $   6,883
     State taxes                                     1,547          1,318          640
     Change in tax valuation allowance                 --             --          (342)
     Other, net                                         46             14          (70)
                                                ---------------------------------------
     Provision for income taxes                 $   13,564     $   11,043    $   7,111
                                                ==========     ==========    ==========
     Effective tax rate                              39.7%          39.8%         36.2%

10.      STOCK OPTIONS:

         In November 1994, the Company implemented its 1994 Long-Term Incentive Plan (the "Plan") for key employees and non-employee directors. In connection with the Plan, 1,000,000 shares of Common Stock were reserved for option grants. Stock options granted become exercisable over five years from the date of the grant and expire after 10 years. The exercise price of options granted approximates the fair market value at the grant date.

                          CHASE BRASS INDUSTRIES, INC.

                                                                        Year Ended December 31,
                                                         1996                  1995                   1994
                                                    -----------------     -----------------         --------
Options outstanding at beginning of year                      544,000               490,000              --

Options granted                                               318,300                60,000          490,000
Exercise price per share                             $16.75 to $18.88      $11.25 to $11.73           $10.00
Weighted average exercise price                                $17.32                $11.33           $10.00

Options exercised                                               4,900                    --               --
Exercise price per share                                       $10.00                    --               --
Weighted average exercise price                                $10.00                    --               --

Options canceled/forfeited                                     62,300                 6,000               --
Exercise price per share                             $10.00 to $17.00                $10.00               --
Weighted average exercise price                                $11.03                $10.00               --

Options outstanding at end of year                            795,100               544,000          490,000
Exercise price per share                             $10.00 to $18.88      $10.00 to $11.73           $10.00
Weighted average exercise price                                $12.95                $10.37           $10.00
Weighted average remaining life (years)                          8.60                  8.89             9.86

Options exercisable at end of year                            196,300                96,800               --
Exercise price per share                             $10.00 to $11.23                $10.00               --
Weighted average exercise price                                $10.08                $10.00               --

         Stock options outstanding at December 31, 1996, totaling 795,100 shares include 478,800 shares and 316,300 shares with weighted average exercise prices of $10.06 and $17.32 per share, respectively, and remaining weighted average contractual lives of 7.9 years and 9.7 years, respectively.

         Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). However, as permitted under SFAS 123, the Company has elected to continue accounting for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), which is an intrinsic value based method of accounting.

                          CHASE BRASS INDUSTRIES, INC.

         The fair value of each stock option grant was estimated as of the grant date using the Black-Scholes option- pricing model with the following assumptions used for stock options granted in:

                                                                                  1996             1995
                                                                                  ----             ----
         Estimated fair value per share of options
           granted during the year                                                 $8.43            $5.74

         Assumptions:

           Annualized dividend yield                                                 --               --
           Common stock price volatility (peer index)                              37.6%            39.6%
           Risk-free rate of return                                                 6.7%             7.1%
           Expected option term (in years)                                           6                6

         The Company has elected to continue applying the provisions of APB 25 and, accordingly, no stock option compensation cost is included in the results of operations. Had stock option compensation for the Plan been determined based on the fair value of the stock options on the respective grant dates consistent with the methodology of SFAS 123, the impact on the Company's net income and earnings per share would not have been material.

11.  PREFERRED STOCK:

         At December 31, 1996 and 1995, the Company had no preferred stock issued or outstanding. In conjunction with the Offering, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

         In conjunction with the Offering, the Company redeemed all 5,000 outstanding shares of its Redeemable Preferred Stock on November 10, 1994, at the redemption price of $1,000 per share plus accumulated unpaid dividends.

         The difference between the fair value of the Redeemable Preferred Stock at issuance and the mandatory redemption value was recorded through periodic accretions, using the effective interest method with a related charge to additional paid-in capital. Additional accretion of $912,000 was recorded in conjunction with the Offering to increase the redemption value to $5 million.

                          CHASE BRASS INDUSTRIES, INC.

12.      COMMON STOCK:

         The Company's Common Stock consisted of the following:

                                        Shares issued as of December 31,
                                   1996               1995              1994
                                   ----               ----              ----
    Common Stock                 5,965,621          5,960,721         5,960,721
    Nonvoting Common Stock       4,100,079          4,100,079         4,100,079
                               -----------        -----------       -----------
                                10,065,700         10,060,800        10,060,800
                                ==========         ==========        ==========

         All shares of Common Stock and Nonvoting Common Stock are identical, except that holders of Nonvoting Common Stock have no voting rights. Shares of Nonvoting Common Stock may be converted, at the option of the holder, into Common Stock on a share-for-share basis, except to the extent that the holder of Nonvoting Common Stock is restricted from obtaining certain ownership levels in the Company pursuant to the Small Business Investment Act of 1958 and the Bank Holding Company Act of 1956.

         On November 2, 1994, all outstanding common shares in all classes were converted into 6,860,800 shares of Common Stock. One stockholder then exchanged 4,100,079 shares of Common Stock for Nonvoting Common Stock on a share-for-share basis. As part of the Offering, the Company issued 3,200,000 shares of Common Stock at a price to the public of $10.00 per share.

13.      OPERATING LEASE OBLIGATIONS:

         Rental expense under operating leases was $648,000, $658,000 and $501,000 for the years ended December 31, 1996, 1995 and 1994, respectively.
As of December 31, 1996, the minimum rental commitments under long-term operating leases were as follows: $314,000 in 1997, $194,000 in 1998, $174,000 in 1999 and 2000, and $87,000 in 2001.

                          CHASE BRASS INDUSTRIES, INC.

14.      COMMITMENTS AND CONTINGENCIES:

         CBCC. In connection with the CBCC Acquisition, the Company and BP entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility and the construction of a waste water treatment plant to enable CBCC to comply with its waste water discharge permit (the "Permit"). BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. BP has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition.

         While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. BP and CBCC have identified several conditions contributing to the exceedances and are actively working to correct the problems that have precluded CBCC's routine compliance with the Permit. The Ohio Environmental Protection Agency ("Ohio EPA") is kept apprised as to the status of the parties' activities concerning the elimination of exceedances and concurs with the proposals for corrective measures, and the Ohio EPA has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue after January 31, 1997. In February 1997, CBCC completed a control project designed to eliminate exceedances to the Permit limits and currently is monitoring its waste water discharge to determine if the exceedances have been eliminated.

         CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or state laws with respect to two sites, and may have been identified as a PRP at one additional site.

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

                          CHASE BRASS INDUSTRIES, INC.

as to what, if any, share of response costs has been allocated to CBCC. BP has been notified of this suit and has assumed the defense thereof because alleged events giving rise to the CERCLA liability occurred prior to the CBCC Acquisition.

         With respect to the second site, located in Tifton, Georgia, CBCC has been notified by a group of private parties of its potential identification as a PRP. The notice alleges that CBCC may be liable for contribution with respect to prior cleanup costs incurred by third parties at this site and may be required to participate in funding future cleanup costs at this site. The Company believes that CBCC has had no contact with the site and has no knowledge as to what, if any, share of response costs would be allocated to CBCC if it is determined that CBCC or Old Chase had any contact with this site. BP has been notified and has assumed the defense of this matter.

         The additional site, located in Mifflin County, Pennsylvania, was placed on the United States Environmental Protection Agency's (the "EPA") National Priorities List in 1989. While CBCC has not received any formal notification from the EPA or any third party, the Company believes that Old Chase has been identified by the EPA as a PRP. To the Company's knowledge, however, neither CBCC nor the brass rod division of Old Chase directly disposed of hazardous wastes at this site. Nevertheless, BP has been notified by the Company of CBCC's (or Old Chase's) apparent identification as a PRP and BP's responsibility for any liability associated with this site as it relates to periods prior to the date of the CBCC Acquisition. Based on information available to the Company, it appears that if CBCC or Old Chase were determined to be liable, liability would be allocated on the basis of 0.5828% of cleanup costs (or approximately $376,000).

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

         Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP has conducted initial site investigation activities to determine the extent of contamination and appropriate cleanup methods. The results of the initial site investigation activities were provided to CBCC in second quarter 1996, which results identified the presence and location of certain contaminants. BP also provided to CBCC a draft remediation plan with respect to certain areas of the facility based on the results of the initial sampling. CBCC has reviewed the initial sampling results and draft remediation plan provided to

                          CHASE BRASS INDUSTRIES, INC.

it and has determined that additional sampling is necessary to fully delineate the extent and magnitude of contamination and to identify appropriate cleanup standards. CBCC and BP are working together, with their respective consultants, to identify additional sampling that is required. Upon completion of a plan for such additional sampling, CBCC intends to meet with BP and the Ohio EPA to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. The results of the initial sampling, the additional sampling to be conducted, and input from the Ohio EPA will be used to develop a comprehensive remediation plan for the site. The investigation is being conducted on a voluntary basis with the concurrence of the Ohio EPA.

         Because the site investigatory activities related to CBCC's facility are not yet complete, the Company presently is unable to estimate with any degree of certainty the extent of contamination or the amount of site cleanup costs associated therewith, although such costs may be material. However, because BP has acknowledged its obligations with respect to site contamination attributable to Old Chase's operations, the probability that CBCC would be required to make material expenditures related to site cleanup appears to be remote. Accordingly, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions.

         To the extent CBCC incurs cleanup costs with respect to CBCC's site, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility as a result of BP's refusal to implement remediation activities acceptable to CBCC, such costs could have a material adverse effect on the Company's financial condition and results of operations pending the recovery of such amounts from BP. In the event the Company is entitled to recovery from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million BP Note to the extent it legally is entitled to do so.

         Leavitt. Prior to the closing of the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's facility in Hammond, Indiana. It is the Company's understanding that these USTs were used to contain waste oil, waste oil residue and sludge, phenol and metals when the property was utilized by prior owners as a bus barn. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a "closed" letter, and in February 1997, notified Leavitt that additional groundwater

                          CHASE BRASS INDUSTRIES, INC.

sampling will be required prior to the IDEM considering closure. Leavitt intends to begin additional groundwater sampling in second quarter 1997. Until such sampling is conducted, and the results thereof provided to Leavitt, the Company is unable to determine the current extent of contamination or what, if any, remedial activities may be required. However, because UNR Industries, Inc. is obligated with respect to site contamination attributable to Old Leavitt's operations, the probability that Leavitt would be required to make material expenditures relating to site cleanup appears to be remote.

         The cleanup costs associated with the environmental conditions described above may be material and, in the event Leavitt were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition. Notwithstanding this potential (although uncertain) material liability, UNR Industries, Inc. is obligated under the Leavitt Acquisition Agreement to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. Therefore, the Company does not believe that costs that may be incurred by Leavitt in connection with investigation and cleanup associated with the groundwater and soil contamination at the Hammond facility will have a material adverse effect on the Company's financial position, results of operations or liquidity and the Company has not made any accrual of all or any part of such costs.

                          CHASE BRASS INDUSTRIES, INC.

15. QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except share amounts):

                                                                  1996
                                  ------------------------------------------------------------------
                                         FIRST           SECOND           THIRD            FOURTH
                                       QUARTER          QUARTER          QUARTER          QUARTER*
                                       -------          -------          -------          -------
Net sales                           $     89,917      $     82,095     $     88,253     $    106,726

Gross profit                        $     12,634      $     11,797     $     14,349     $     16,866

Net income available for
    common stock                    $      5,240      $      5,040     $      5,034     $      5,325

Average shares outstanding                10,061            10,063           10,064           10,065

Net income available for
    common stock per share          $        .52      $        .50     $        .50     $        .53

____________
* Significant increase in the fourth quarter reflects the Leavitt Acquisition

                                                                   1995
                                    ----------------------------------------------------------------
                                        FIRST            SECOND            THIRD           FOURTH
                                       QUARTER           QUARTER          QUARTER          QUARTER
                                       -------           -------          -------          -------
Net sales                           $     86,137      $     82,994     $     68,672     $     75,294

Gross profit                        $     12,276      $     11,248     $      9,306     $     10,245

Net income available for
    common stock                    $      4,738      $      4,432     $      3,422     $      4,109

Average shares outstanding                10,061            10,061           10,061           10,061

Net income available for
    common stock per share          $        .47      $        .44     $        .34     $        .41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 11.     EXECUTIVE COMPENSATION

             Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Incorporated by reference herein from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. For a list of Financial Statements filed as a part of this Annual Report, see "Item 8. Financial Statements and Supplementary Data."

             2. For a list of Financial Statement Schedules filed as a part of this Annual Report, see "Item 8. Financial Statements and Supplementary Data."

             3.  Exhibits.

                 Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                                                 DESCRIPTION

    2.1      --  Sale and Purchase Agreement dated May 15, 1996, among Chase
                 Brass Industries, Inc. (the "Company"), Leavitt Structural Tubing Co. and UNR Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    2.2      --  Amendment No. 1 to Sale and Purchase Agreement dated July 1,
                 1996, by and among the Company, Leavitt Tube Company, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Leavitt Structural Tubing Co., and UNR Industries, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

    2.3      --  Amendment No. 2 to Sale and Purchase Agreement dated as of
                 August 29, 1996, among the Company, Leavitt Tube Company, Inc., Leavitt Structural Tubing Co. and UNR Industries, Inc. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

    2.4      --  Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1996).

    3.1      --  Restated Certificate of Incorporation of Chase Brass
                 Industries, Inc., a Delaware corporation (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

    3.2      --  By-Laws of the Company (incorporated by reference to Exhibit
                 3.2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

    4.1      --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

    4.2      --  Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

    4.3      --  Voting Agreement dated November 4, 1994, between the Company,
                 CVC and Martin V. Alonzo ("Mr. Alonzo") (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

   10.1      --  Credit Agreement by and among the Company, the banks referred to therein and PNC Bank, National Association, as Agent, dated as of August 30, 1996 (incorporated by reference to Exhibit
                 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

   10.2*     --  Employment Agreement dated November 10, 1994, between the
                 Company and Mr. Alonzo (incorporated by reference to Exhibit
                 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  +10.3*     --  Employment Agreement dated October 28, 1996, between Chase
                 Brass & Copper Company, Inc., a wholly owned subsidiary of the Company, and Duane R. Grossett.

  +10.4*     --  Chase Brass Industries, Inc., 1994 Long-Term Incentive Plan,
                 as amended effective as of October 21, 1996.

   10.5      --  Indemnification Agreement dated November 10, 1994, between the
                 Company and Mr. Alonzo (incorporated by reference to Exhibit
                 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  +10.6      --  Schedule identifying additional documents substantially identical to the Indemnification Agreement included as Exhibit
                 10.5 and setting forth the material details in which those documents differ from that document.

   10.7      --  Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.8      --  Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a wholly-owned subsidiary of the Company now named Chase Brass & Copper Company, Inc. ("CBCC"), Chase Brass & Copper Company, Incorporated, a Delaware corporation now named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration (Alaska), Inc. ("BP") and The Standard Oil Company ("Standard") (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

   10.9      --  Subordinated Promissory Note dated August 24, 1990, between the Company and CBCC (incorporated by reference to Exhibit
                 10.8 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

   10.10     --  Remediation Agreement dated August 24, 1990, by and among the
                 Company, CBCC, BP and Standard (incorporated by reference to
                 Exhibit 10.10 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

   10.11     --  Tolling Agreement dated May 4, 1994, by and among the Company,
                 CBCC, Old Chase, BP and Standard (incorporated by reference to
                 Exhibit 10.13 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

  +10.12     --  Lease Agreement dated October 14, 1985, between UNR
                 Industries, Inc., UNR-Leavitt Division, as lessee, and Madison
                 Country Economic Development Authority (formerly known as
                 Industrial Development Authority of Madison County), as lessor, regarding certain real property and improvements located in Madison County, Mississippi ("Madison Lease
                 (1985)").

  +10.13     --  Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1985) from UNR Industries, Inc.
                 to Leavitt Tube Company, Inc. ("Leavitt").

  +10.14     --  Lease Agreement dated October 14, 1988, between UNR
                 Industries, Inc., UNR-Leavitt Division, as lessee, and Madison
                 Country Economic Development Authority (formerly known as
                 Industrial Development Authority of Madison County), as lessor, regarding certain real property and improvements located in Madison County, Mississippi ("Madison Lease
                 (1988)").

 +10.15      --  Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1988) from UNR Industries, Inc.
                 to Leavitt.

 +10.16*     --  CBCC Benefit Restoration Plan

 +10.17*     --  Leavitt Supplemental Executive Retirement Plan.

   +21       --  List of Subsidiaries of the Company.

 +23.1       --  Consent of Coopers & Lybrand L.L.P.

   +27       --  Financial Data Schedule

_________________
+  Filed herewith

        (b)      REPORTS ON FORM 8-K

                 On November 13, 1996, the Company filed a Current Report on Form 8-K/A, dated November 13, 1996, regarding the consummation of the Acquisition of the UNR-Leavitt Division of UNR Industries, Inc. The items reported on such Current Report were Item 2 (Acquisition or Disposition of Assets) and
                 Item 7 (Exhibits).

        (c)      EXHIBITS

                 The response to this portion of Item 14 is submitted as a separate section of this report.

        (d)      FINANCIAL STATEMENT SCHEDULES

                 The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHASE BRASS INDUSTRIES, INC.

Date:  March 18, 1997                By:  /s/  MARTIN V. ALONZO
                                         --------------------------------------
                                         Martin V. Alonzo
                                         Chairman of the Board, President and
                                         Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature             Title                                 Date
                 ---------             -----                                 ----
  /s/  MARTIN V. ALONZO            Chairman of the Board,                March 18, 1997
-----------------------            President, Chief Executive
       Martin V. Alonzo            Officer and Director (Principal
                                   Executive Officer, Principal
                                   Financial Officer and Principal
                                   Accounting Officer)



  /s/  RAYMOND E. CARTLEDGE        Director                              March 18, 1997
---------------------------
       Raymond E. Cartledge


  /s/  CHARLES E. CORPENING        Director                              March 18, 1997
---------------------------
       Charles E. Corpening


  /s/  DONALD J, DONAHUE           Director                              March 18, 1997
---------------------------
       Donald J. Donahue


  /s/  JOHN R. KENNEDY            Director                               March 18, 1997
---------------------------
       John R. Kennedy


  /s/  THOMAS F. MCWILLIAMS       Director                               March 18, 1997
---------------------------
       Thomas F. McWilliams


  /s/  WILLIAM R. TOLLER          Director                               March 18, 1997
---------------------------
       William R. Toller

                          CHASE BRASS INDUSTRIES, INC.
                             (PARENT COMPANY ONLY)

        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

         The following condensed financial statements reflect the parent company only, Chase Brass Industries, Inc., accounting for its wholly-owned subsidiaries Chase Brass & Copper Company, Inc., and Leavitt Tube Company, Inc., on the equity method of accounting. All footnote disclosures have been omitted since information has been included in the Chase Brass Industries, Inc. consolidated financial statements included elsewhere in this Form 10-K.


                            CONDENSED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

           ASSETS
                                                              1996              1995
                                                              ----              ----
 Cash and cash equivalents                                  $  9,704            $    --

 Other current assets                                          3,381                 --
 Investment in subsidiary                                     82,166             39,995

 Intercompany receivable                                      70,834             32,499
                                                            --------            -------

       Total assets                                         $166,085            $72,494
                                                            ========            =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and accrued liabilities                   $ 13,671            $    --

 Long-term debt                                               70,000             18,784

 Deferred income tax liability                                 8,081                 65
                                                            --------            -------

   Total liabilities                                          91,752             18,849
                                                            --------            -------
 Commitments and contingencies                                    --                 --

 Stockholder's equity:

   Common stock                                                   60                 60

   Non-voting common stock                                        41                 41
   Additional paid-in capital                                 30,039             29,990

   Retained earnings                                          44,193             23,554
                                                            --------            -------

     Total stockholders' equity                               74,333             53,645
                                                            --------            -------

       Total liabilities and stockholders' equity           $166,085            $72,494
                                                            ========            =======


                                     S-1

                          CHASE BRASS INDUSTRIES, INC.
                             (PARENT COMPANY ONLY)

      SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY--(Continued)

                       CONDENSED STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                   1996              1995              1994
                                                                   ----              ----              ----
 Equity in earnings of wholly-owned subsidiaries                 $23,627          $17,795            $13,487

 Interest expense                                                  3,158            1,766              1,673
                                                                 -------          -------            -------
 Income before income taxes                                       20,469           16,029             11,814

 (Benefit) for income taxes                                         (170)            (672)              (740)
                                                                 --------         -------            -------

   Net income                                                    $20,639          $16,701            $12,554
                                                                 =======          =======            =======

                       CONDENSED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                   1996             1995               1994
                                                                   ----             ----               ----
 Operating activities:
   Net income                                                    $20,639           $16,701           $12,554
   Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:

     Equity in earnings of wholly-owned subsidiaries             (23,627)          (17,795)          (13,487)

     Accretion of discount on subordinated
       promissory note due seller                                  1,216             1,766             1,601

     Deferred income tax expense (benefit)                         8,016               (96)            1,325
   Changes in assets and liabilities:

     (Increase) in intercompany receivable                       (38,335)             (576)          (20,148)

     Increase (decrease) in accounts payable and
       accrued liabilities                                        13,671                --               (53)

     (Increase) in current assets                                 (3,381)               --                --
                                                                --------           -------           -------
       Net cash (used in) operating activities                   (21,801)               --           (18,208)
                                                                 -------           -------           -------

 Investing activities:
   Purchase of Leavitt                                           (18,544)               --                --
                                                                 -------           -------           -------

       Net cash (used in) investing activities                   (18,544)               --                --
                                                                 -------           -------           -------

 Financing activities:
   Principal payments of bank term loans                         (10,000)               --                --

   Proceeds from issuance of bank term loan                       60,000                --                --

   Proceeds from Offering, net of fees                                --                --            28,801

   Preferred stock dividends and redemption                           --                --            (9,355)
   Other                                                              49                --            (1,238)
                                                                --------           -------           -------

       Net cash provided by financing activities                  50,049                --            18,208
                                                                --------           -------           -------

 Net increase in cash                                              9,704                --                --
 Cash and cash equivalents, beginning of period                       --                --                --
                                                                --------           -------           -------

 Cash and cash equivalents, end of period                       $  9,704           $    --           $    --
                                                                ========           =======           =======

                          CHASE BRASS INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                               ADDITIONS CHARGED TO
                                                 BALANCE AT    --------------------                BALANCE AT
                                                 BEGINNING     COST AND      OTHER                   END OF
                                                 OF PERIOD      EXPENSES   ACCOUNTS  DEDUCTIONS      PERIOD
                                                 ---------      --------   --------  ----------     -------
 YEAR ENDED DECEMBER 31, 1996
   Allowance for doubtful accounts
     and claims                                     $1,036         $201       $--        $    1        $1,236
                                                    ======         ====       ===        ======        ======

 YEAR ENDED DECEMBER 31, 1995
   Allowance for doubtful accounts
     and claims                                     $1,036       $    2       $--        $    2        $1,036
                                                    ======       ======       ===        ======        ======

 YEAR ENDED DECEMBER 31, 1994
   Allowance for doubtful accounts
     and claims                                     $1,112        $  67       $--          $143        $1,036
                                                    ======        =====       ===          ====        ======

                              INDEX TO EXHIBITS

         Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.



EXHIBIT                                                                         SEQUENTIALLY
NUMBER                            DESCRIPTION                                  NUMBERED PAGE
-------                           -----------                                  -------------

                                                                                   <C?
    2.1      --  Sale and Purchase Agreement dated May 15, 1996, among Chase
                 Brass Industries, Inc. (the "Company"), Leavitt Structural
                 Tubing Co. and UNR Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q
                 for the quarter ended June 30, 1996).

    2.2      --  Amendment No. 1 to Sale and Purchase Agreement dated July 1,
                 1996, by and among the Company, Leavitt Tube Company, Inc., a
                 Delaware corporation and a wholly owned subsidiary of the Company, Leavitt Structural Tubing Co., and UNR Industries,
                 Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1996).

    2.3      --  Amendment No. 2 to Sale and Purchase Agreement dated as of
                 August 29, 1996, among the Company, Leavitt Tube Company,
                 Inc., Leavitt Structural Tubing Co. and UNR Industries, Inc.
                 (incorporated by reference to Exhibit 2.4 to the Company's
                 Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

    2.4      --  Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.
                 (incorporated by reference to Exhibit 2.3 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1996).

    3.1      --  Restated Certificate of Incorporation of Chase Brass
                 Industries, Inc., a Delaware corporation (incorporated by reference to Exhibit 4.1 to the Company's Registration
                 Statement on Form S-8 dated December 9, 1994, Registration No.
                 33-87278).

    3.2      --  By-Laws of the Company (incorporated by reference to Exhibit
                 3.2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November
                 3, 1994, Registration No. 33-83178).


    4.1      --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

    4.2      --  Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

    4.3      --  Voting Agreement dated November 4, 1994, between the Company,
                 CVC and Martin V. Alonzo ("Mr. Alonzo") (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

   10.1      --  Credit Agreement by and among the Company, the banks referred to therein and PNC Bank, National Association, as Agent, dated as of August 30, 1996 (incorporated by reference to Exhibit
                 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

   10.2*     --  Employment Agreement dated November 10, 1994, between the
                 Company and Mr. Alonzo (incorporated by reference to Exhibit
                 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  +10.3*     --  Employment Agreement dated October 28, 1996, between Chase
                 Brass & Copper Company, Inc., a wholly owned subsidiary of the Company, and Duane R. Grossett.

  +10.4*     --  Chase Brass Industries, Inc., 1994 Long-Term Incentive Plan,
                 as amended effective as of October 21, 1996.

   10.5      --  Indemnification Agreement dated November 10, 1994, between the
                 Company and Mr. Alonzo (incorporated by reference to Exhibit
                 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  +10.6     --   Schedule identifying additional documents substantially
                 identical to the Indemnification Agreement included as
                 Exhibit 10.5 and setting forth the material details in which those documents differ from that document.

   10.7      --  Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.8      --  Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a wholly-owned subsidiary of the Company now named Chase Brass & Copper Company, Inc. ("CBCC"), Chase Brass & Copper Company, Incorporated, a Delaware corporation now named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration (Alaska), Inc. ("BP") and The Standard Oil Company ("Standard") (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

   10.9      --  Subordinated Promissory Note dated August 24, 1990, between the Company and CBCC (incorporated by reference to Exhibit
                 10.8 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

  10.10      --  Remediation Agreement dated August 24, 1990, by and among the
                 Company, CBCC, BP and Standard (incorporated by reference to
                 Exhibit 10.10 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

  10.11      --  Tolling Agreement dated May 4, 1994, by and among the Company,
                 CBCC, Old Chase, BP and Standard (incorporated by reference to
                 Exhibit 10.13 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

 +10.12      --  Lease Agreement dated October 14, 1985, between UNR
                 Industries, Inc., UNR-Leavitt Division, as lessee, and Madison
                 Country Economic Development Authority (formerly known as
                 Industrial Development Authority of Madison County), as lessor, regarding certain real property and improvements located in Madison County, Mississippi ("Madison Lease
                 (1985)").

 +10.13      --  Assignment and Consent Agreement dated August
                 28, 1996, assigning the Madison Lease (1985) from UNR Industries, Inc. to Leavitt Tube
                 Company, Inc. ("Leavitt").

 +10.14      --  Lease Agreement dated October 14, 1988, between UNR
                 Industries, Inc., UNR-Leavitt Division, as lessee, and Madison
                 Country Economic Development Authority (formerly known as
                 Industrial Development Authority of Madison County), as lessor, regarding certain real property and improvements located in Madison County, Mississippi ("Madison Lease
                 (1988)").

+10.15       --  Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1988) from UNR Industries, Inc.
                 to Leavitt.

+10.16*      --  CBCC Benefit Restoration Plan

+10.17*      --  Leavitt Supplemental Executive Retirement Plan.

   +21       --  List of Subsidiaries of the Company.

  +23.1      --  Consent of Coopers & Lybrand L.L.P.

   +27       --  Financial Data Schedule

---------
+  Filed herewith