Form 10-Q
period 1997-03-31
CHASE BRASS INDUSTRIES INC
filed 1997-05-13
CIK 928950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       or

[ ]             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____

                          COMMISSION FILE NO. 1-13394

                          CHASE BRASS INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      51-0328047
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                14212 COUNTY ROAD M-50, MONTPELIER, OHIO  43543
          (Address of principal executive offices, including Zip Code)

      Registrant's telephone number, including area code:  (419) 485-3193

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


                              YES    [X]      NO     [ ]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1997 . . . . . . . . . . . . . . . . 5,997,796
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF APRIL 30, 1997 . . . . . . . . . . . 4,100,079*

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.
================================================================================

                          CHASE BRASS INDUSTRIES, INC.

                               TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements                                                                     Page
                Consolidated Balance Sheet as of March 31, 1997
                          and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                Consolidated Statement of Income for the three months ended
                          March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                Consolidated Statement of Cash Flows for the three months ended
                          March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .   6

Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


                                               PART II.  OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                          CHASE BRASS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                               March 31,        December 31,
                                                                                 1997               1996
                                                                             -----------        ------------
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                  $     3,552        $     9,763
  Receivables, net of allowance for doubtful accounts and
    claims of $1,281 and $1,236 in 1997 and 1996, respectively                    47,960             34,514
  Inventories                                                                     51,937             52,050
  Prepaid expenses                                                                 1,052              1,131
  Deferred income taxes                                                            4,672              2,897
                                                                             -----------        -----------
    Total current assets                                                         109,173            100,355
Property, plant and equipment, net                                                96,659             97,628
Other assets                                                                       6,152              6,768
                                                                             -----------        -----------
      Total assets                                                           $   211,984        $   204,751
                                                                             ===========        ===========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $    38,784        $    36,134
  Accrued compensation and benefits                                                4,917              5,598
  Accrued income taxes                                                             5,924              3,685
  Other accrued liabilities                                                        6,517              6,158
  Current portion of long-term debt                                                  136                131
                                                                             -----------        -----------
   Total current liabilities                                                      56,278             51,706
Long-term debt                                                                    64,398             70,631
Deferred income taxes                                                             10,078              8,081
                                                                             -----------        -----------
    Total liabilities                                                            130,754            130,418
                                                                             -----------        -----------
Commitments and contingencies                                                         --                 --
                                                                             -----------        -----------
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares authorized;
    5,997,396 and 5,965,621 shares issued and outstanding
    in 1997 and 1996, respectively                                                    60                 60
  Nonvoting common stock, $.01 par value, 5,000,000 shares
    authorized; 4,100,079 shares issued and outstanding
    in 1997 and 1996                                                                  41                 41
  Additional paid-in capital                                                      30,382             30,039
  Retained earnings                                                               50,747             44,193
                                                                             -----------        -----------
    Total stockholders' equity                                                    81,230             74,333
                                                                             -----------        -----------
      Total liabilities and stockholders' equity                             $   211,984        $   204,751
                                                                             ===========        ===========



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          CHASE BRASS INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                     Three Months Ended
                                                                                            March 31,
                                                                                      1997             1996
                                                                               ---------------     ------------
Net sales                                                                      $       126,074     $     89,917

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)                                             107,922           77,283
                                                                               ---------------     ------------

   Gross profit                                                                         18,152           12,634

Selling, general and administrative expenses                                             3,861            2,407

Depreciation and amortization                                                            2,438            1,215
                                                                               ---------------     ------------
   Operating income                                                                     11,853            9,012

Interest expense, net                                                                    1,282              350
                                                                               ---------------     ------------

   Income before income taxes                                                           10,571            8,662

Provision for income taxes                                                               4,017            3,422
                                                                               ---------------     ------------

   Net income                                                                  $         6,554     $      5,240
                                                                               ===============     ============
Average shares outstanding                                                          10,076,758       10,061,047
                                                                               ===============     ============

Earnings per share                                                             $           .65     $        .52
                                                                               ===============     ============





              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          CHASE BRASS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)


                                                                               Three Months Ended March 31,
                                                                                  1997              1996
                                                                             -------------     -------------
Operating activities:
  Net income                                                                 $       6,554      $      5,240
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                  2,438             1,215
      Accretion of discount on BP Note                                                 --                469
      Deferred income tax expense (benefit)                                            222                (8)
      Changes in assets and liabilities:
         (Increase) in receivables                                                 (13,446)          (12,106)
         Decrease in inventories                                                       113             4,482
         Increase in accounts payable                                                2,650             4,372
         Increase in accrued liabilities                                             1,917             1,281
         Other, net                                                                    536                20
                                                                             -------------     -------------
             Net cash provided by operating activities                                 984             4,965
                                                                             -------------     -------------
Investing activities:
  Additions to property, plant and equipment                                        (1,310)             (486)
                                                                             -------------     -------------
             Net cash (used in) investing activities                                (1,310)             (486)
                                                                             -------------     -------------
Financing activities:
  Revolving credit facility borrowings, net                                          8,843                --
  Principal payments on long-term debt                                             (15,071)               --
  Issuance of common stock - options exercised                                         343                 9
                                                                             -------------     -------------
             Net cash (used in) provided by financing activities                    (5,885)                9
                                                                             -------------     -------------

Net (decrease) increase in cash and cash equivalents                                (6,211)            4,488

Cash and cash equivalents, beginning of period                                       9,763            16,973
                                                                             -------------     -------------

Cash and cash equivalents, end of period                                     $       3,552     $      21,461
                                                                             =============     =============
Supplemental disclosures:
  Interest and bank fees paid                                                $         935     $          28
                                                                             =============     =============
  Income taxes paid                                                          $       1,555     $       1,780
                                                                             =============     =============





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

                          CHASE BRASS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of March 31, 1997, and December 31, 1996, the consolidated statement of income for the three months ended March 31, 1997 and 1996, and the consolidated statement of cash flows for the three months ended March 31, 1997 and 1996, include the accounts of Chase Brass Industries, Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

         The accompanying financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for March 31, 1997 and 1996, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information.

         The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K dated March 18, 1997.

         On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division of UNR Industries, Inc., including all the outstanding stock of Holco (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing. The net purchase price was approximately $91.7 million after post-closing adjustments, of which $62 million was financed with the Bank Credit Facility (as hereinafter defined) and the remainder with cash. The Leavitt Acquisition was accounted for as a purchase.

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

                          CHASE BRASS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent periods. If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $4.1 million and $2.0 million higher at March 31, 1997, and December 31, 1996, respectively. Inventories consisted of the following (in thousands):

                                                                       March 31,        December 31,
                                                                         1997               1996
                                                                    -------------      -------------
         Raw materials                                              $      17,301      $      14,547
         Work in process                                                   17,539             21,124
         Finished goods                                                    18,478             18,613
                                                                           53,318             54,284
         Tolling metal due customers                                       (1,381)            (2,234)
                                                                    -------------      -------------
                                                                    $      51,937      $      52,050
                                                                    =============      =============

3.       EARNINGS PER SHARE

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This Statement establishes standards for computing and presenting earnings per share and amends the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15").

         SFAS 128 is required to be adopted by the Company for the year ended December 31, 1997 and earlier adoption is not permitted. Accordingly, earnings per share as of March 31, 1997 and 1996, presented on the face of the Consolidated Statement of Income included herein are computed in accordance with APB 15.

         Pro forma presentation of the effects of adopting SFAS 128 are presented below:

                                                                        March 31,
                                                                        ---------
                                                             1997                          1996
                                                             ----                          ----
                                                      Shares        EPS               Shares       EPS
                                                      ------        ---               ------       ---
         Basic                                      10,076,758   $   .65           10,061,047    $    .52
         Dilution - stock options                      196,629      (.01)              70,494          --
                                                   -----------   -------           ----------    --------
         Fully diluted                              10,273,387   $   .64           10,131,541    $    .52
                                                   ===========   =======           ==========    ========

                          CHASE BRASS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



4.       COMMITMENTS AND CONTINGENCIES:

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

         While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. BP and CBCC have identified several conditions contributing to the exceedances and are actively working to correct the problems that have precluded CBCC's routine compliance with the Permit. The Ohio Environmental Protection Agency ("Ohio EPA") is kept apprised as to the status of the parties' activities concerning the elimination of exceedances and has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue. In February 1997, CBCC completed a control project designed to eliminate exceedances to the Permit limits and currently is monitoring its waste water discharge to determine if the exceedances have been eliminated.

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

                          CHASE BRASS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

         Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP has conducted initial site investigation activities to determine the extent of contamination and appropriate cleanup methods. CBCC has determined that additional sampling is necessary to fully delineate the extent and magnitude of contamination and to identify appropriate cleanup standards. CBCC and BP are working together, with their respective consultants, to identify additional sampling that is required. Upon completion of a plan for such additional sampling, CBCC intends to meet with BP and the Ohio EPA to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. The results of the initial sampling, the additional sampling to be conducted, and input from the Ohio EPA will be used to develop a comprehensive remediation plan for the site. The investigation is being conducted on a voluntary basis with the concurrence of the Ohio EPA.

                          CHASE BRASS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         Because the site investigatory activities related to CBCC's facility are not yet complete, the Company presently is unable to estimate with any degree of certainty the extent of contamination or the amount of site cleanup costs associated therewith, although such costs may be material. Therefore, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility as a result of BP's refusal to implement remediation activities acceptable to CBCC, such costs could have a material adverse effect on the Company's financial condition and results of operations pending the recovery of such amounts from BP. However, because BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, the probability that CBCC would be required to make material expenditures related to site cleanup appears to be remote. Accordingly, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

         To the extent CBCC incurs cleanup costs with respect to CBCC's site, it intends to enforce its rights under the CBCC Purchase Agreement and/or the Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recovery from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million promissory note issued to BP as part of the CBCC Acquisition (the "BP Note") to the extent it legally is entitled to do so.

         Leavitt. Prior to the closing of the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a "closed" letter, and in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Leavitt intends to begin additional groundwater sampling in second quarter 1997. Until such sampling is conducted, and the results thereof provided to Leavitt, the Company is unable to determine the current extent of contamination or what, if any, remedial activities may be required.

         The cleanup costs associated with the environmental conditions at the Hammond facility may be material and, in the event Leavitt were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition. However, the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company does not believe that costs that may be incurred by Leavitt in connection with investigation and cleanup associated with the groundwater and soil contamination at the Hammond facility will have a material adverse effect on the Company's financial position, results of operations or liquidity

                          CHASE BRASS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


and the Company has not made any accrual of all or any part of such costs. To the extent the Company or Leavitt incurs an liability with respect to site cleanup at the Hammond facility, UNR Industries, Inc., is obligated under the Leavitt Acquisition Agreement to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site.

                          CHASE BRASS INDUSTRIES, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company, through its wholly owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free- machining and forging brass rod and structural and mechanical steel tubing.

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

         In addition to sales made under the pricing structure described above, some sales are made on a tolling basis. In a tolling arrangement, the customer consigns brass scrap to CBCC and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions reduce the Company's net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod and cost of goods sold by the Metal Buying Price that otherwise would be paid to the customer. To a lesser extent, tolling transactions also affect the

                          CHASE BRASS INDUSTRIES, INC.



Company's gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on the Company's gross profit, CBCC requires tolling customers to deliver 1.04 pounds of brass scrap in exchange for each pound of finished rod shipped.

LEAVITT

         Leavitt is a leading producer of structural and mechanical electric resistance welded steel tubing in round, square and rectangular shapes in sizes ranging from 3/8 inch to 12 3/4 inches in outer diameter for round sizes and 1/2 inch to 10 inch squares and equivalent rectangles. Leavitt's financial performance may be impacted by changes in the price it pays for flat-rolled steel, the primary cost component of Leavitt's finished product, based on the market conditions in the flat-rolled steel industry. Based on the then-current market conditions in the steel tubing industry, Leavitt may or may not pass the economic impact of steel price changes on to its customers through changes in the selling price.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997, Compared with Three Months Ended March 31,
1996

         Results for the three months ended March 31, 1997, include the results of Leavitt, which is a predominant factor contributing to the increases discussed below.

         Net sales increased $36.2 million, or 40%, to $126.1 million in 1997 primarily due to the addition of Leavitt as well as record brass rod shipments. CBCC continues to experience strong demand from its customers, particularly those in plumbing and plumbing-related industries. The brass rod industry as a whole had a strong first quarter due to continued high demand from the industry's largest end-use market, construction and remodeling.

         As a result of the above factors, the Company's gross profit increased $5.5 million, or 44%, to $18.2 million in first quarter 1997.

         Selling, general and administrative expenses increased $1.4 million to $3.9 million in first quarter 1997 compared with 1996. The increase was attributed primarily to the Leavitt Acquisition.

         Depreciation and amortization increased $1.2 million, or 101%, to $2.4 million in first quarter 1997, principally due to increased depreciation on capital assets acquired in the Leavitt Acquisition.

         As a result of the above factors, operating income increased $2.8 million, or 32%, to $11.9 million in first quarter 1997.

                          CHASE BRASS INDUSTRIES, INC.



         Net interest expense increased $932,000, or 266%, to $1.3 million in first quarter 1997, primarily as a result of interest expenses associated with Leavitt Acquisition debt and reduced interest income due to the use of cash on hand in the Leavitt Acquisition and to paydown debt.

         Income tax expense increased $595,000, or 17%, to $4.0 million in first quarter 1997 as a result of an increase of $1.9 million, or 22%, in income before income taxes.

         Based on the above factors, net income increased $1.3 million, or 25%, to $6.6 million. Earnings per share increased to $.65 in first quarter 1997 compared with $.52 in first quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

         At March 31, 1997, cash and cash equivalents totaled $3.6 compared to $9.8 million at year end 1996. This decline is predominantly attributed to prepayments of Leavitt Acquisition long-term debt totaling $6.2 million in first quarter 1997. Since the Leavitt Acquisition in August 1996, the Company has prepaid a total of $18.4 million of the associated long-term debt.

         Free cash flow (net income plus depreciation and amortization less capital expenditures) increased 29% to $7.7 million for the three months ended March 31, 1997, compared with $6.0 million for the same period in 1996. Free cash flow will be applied to reduce bank debt and will be available to fund future acquisitions. The Company is currently meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the Bank Credit Facility (as hereinafter defined).

Working Capital

         At March 31, 1997, working capital was $52.9 million, a $4.3 million, or 9%, increase from $48.6 million at December 31, 1996.

         At March 31, 1997, the increase in working capital predominantly resulted from a $13.4 million, or 39%, increase in accounts receivable and a $1.8 million increase in deferred taxes, partially offset by a $6.2 million, or 64%, decrease in cash and cash equivalents, a $2.7 million increase in accounts payable and a $1.9 million increase in accrued liabilities.

         The decrease in cash and cash equivalents was the result of prepaying $6.2 million of Leavitt Acquisition debt. The increase in accounts receivable was due principally to an increase of $19.5 million, or 71%, in net sales in March 1997 compared with December 1996.

                          CHASE BRASS INDUSTRIES, INC.



         The Company's current ratio follows:

                                                               March 31, 1997           December 31, 1996
                                                               --------------           -----------------
                 Current ratio                                      1.94                       1.94
                 Current ratio excluding cash                       1.88                       1.75

Cash Flow Provided by Operating Activities

         For the three months ended March 31, 1997, net cash provided by operating activities was $984,000, which included net income of $6.6 million and depreciation and amortization of $2.4 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $8.8 million.

         For the three months ended March 31, 1996, net cash provided by operating activities was $5.0 million, which included net income of $5.2 million, depreciation and amortization of $1.2 million and accretion of discount on the BP Note of $469,000, partially offset by an increase in working capital, excluding cash and debt, of $2.1 million.

Cash Flow Used in Investing Activities

         Capital additions were $1.3 million for the three months ended March 31, 1997, and $486,000 for the three months ended March 31, 1996.

Cash Flow Used in Financing Activities

         Cash used in financing activities of $6.9 million for the three months ended March 31, 1997, consisted of net repayments of long-term debt of $5.5 million partially offset by $343,000 from the issuance of common stock for stock options exercised. Financing activities during the three months ended March 31, 1996, were not significant.

Capital Resources

         The Company has launched a capital project referred to as "Project 400." The project includes potential expansion of CBCC's foundry, extrusion system and finishing capability, with an ultimate goal of increasing finished brass rod shipments to approximately 400 million pounds annually, a one-third increase over current production levels. The first phase of the project, which is expected to be completed near the end of 1997, has a total cost of approximately $12 million. It is anticipated that capital projects will be paid for with cash flow provided by operating activities or through alternative financing arrangements.

                          CHASE BRASS INDUSTRIES, INC.



Bank Credit Facility

         In connection with the Leavitt Acquisition, the Company entered into a new credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association. The Bank Credit Facility replaced the Company's existing $33 million bank credit facility, which was terminated August 30, 1996. The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). Since the Leavitt Acquisition, the Company has prepaid a total of $15 million on the Term Loan, including all amounts originally due in 1997, 1998 and 1999. The remaining balance on the Term Loan is payable in quarterly installments in amounts ranging from $1,675,000 in January 2000 to $3,025,000 due January 2003. The total borrowing capacity under the Revolving Credit Facility is determined monthly by a formula based on levels of inventory and accounts receivable, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time after December 31, 1997.

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

         As of March 31, 1997, $35 million was outstanding under the Term Loan. Borrowings outstanding under the Revolving Credit Facility at March 31, 1997, totaled $8.8 million with total availability under the Revolving Credit Facility at $31.2 million.

BP Note

         In connection with the CBCC Acquisition, the Company issued a promissory note to BP in the original principal amount of $20.0 million (the "BP Note"). The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (as defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totalling $254,000 and due August 1996, was offset against the receivable from BP.

                          CHASE BRASS INDUSTRIES, INC.



CONTINGENCIES - ENVIRONMENTAL MATTERS

         As discussed in Note 4 of Notes to Consolidated Financial Statements, each of CBCC and Leavitt are subject to certain contingent liabilities relating to environmental conditions at their respective facilities. Because investigatory activities with respect to such environmental conditions have not been completed, the Company currently is unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith. However, the cleanup costs associated with these environmental conditions may be material and, in the event CBCC or Leavitt, as applicable, were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition. Notwithstanding this potential (although uncertain) material liability, because of the contractual obligations of third parties with respect to such environmental conditions, the Company does not believe that it will be required to make material expenditures with respect to these environmental conditions or that the cleanup costs or other liabilities associated with such conditions will have a material adverse effect on the Company's financial position, results of operations or liquidity. On the bases stated above, the Company has not made any related accrual of all or any part of such costs.

                          CHASE BRASS INDUSTRIES, INC.



                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)         EXHIBITS

         3.1    --   Restated Certificate of Incorporation of Chase Brass
                     Industries, Inc., a Delaware corporation (incorporated by reference to Exhibit 4.1 to the Company's
                     Registration Statement on Form S-8 dated December 9,
                     1994, Registration No. 33-87278).

         3.2    --   By-Laws of the Company (incorporated by reference to
                     Exhibit 3.2 to the Company's Registration Statement on
                     Form S-1 as filed with the Securities and Exchange
                     Commission on November 3, 1994, Registration No.
                     33-83178).

         4.1    --   Specimen Common Stock Certificate (incorporated by
                     reference to Exhibit 4.1 to the Company's Registration
                     Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration
                     No. 33-83178).

         4.2    --   Exchange Agreement dated November 4, 1994, between the
                     Company and Citicorp Venture Capital Ltd.  ("CVC")
                     (incorporated by reference to Exhibit 4.4 to the
                     Company's Registration Statement on Form S-8 dated
                     December 9, 1994, Registration No. 33-87278).
         4.3    --   Voting Agreement dated November 4, 1994, between the
                     Company, CVC and Martin V. Alonzo ("Mr.  Alonzo")
                     (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated
                     December 9, 1994, Registration No. 33-87278).

         +10.1  --   Employment Agreement dated March 3, 1997, between
                     Leavitt Tube Company, Inc., a wholly owned subsidiary of the Company, and Lawrence R. Lansford.

         +27.1  --   Financial Data Schedule.

______________
+ -- Filed herewith.


         (b)         REPORTS ON FORM 8-K

                     During the quarter ended March 31, 1997, the Company did not file any Current Reports on Form 8-K.

                          CHASE BRASS INDUSTRIES, INC.






                               S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        CHASE BRASS INDUSTRIES INC.


Date:  April 30, 1997                   By:   /s/ MICHAEL T. SEGRAVES
                                              -----------------------
                                              Michael T. Segraves
                                              Vice President
                                              Chief Financial Officer
                                              (duly authorized officer and
                                               Principal Financial Officer)

                          CHASE BRASS INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                              INDEX TO EXHIBITS

Exhibit                                                                                                                Sequentially
   No.                                   Description of Exhibits                                                      Numbered Page
--------                                 -----------------------                                                      -------------
    3.1    --    Restated Certificate of Incorporation of Chase Brass Industries, Inc., a Delaware corporation
                 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8
                 dated December 9, 1994, Registration No. 33-87278).

    3.2    --    By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                 Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994,
                 Registration No. 33-83178).
    4.1    --    Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's
                 Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on
                 November 3, 1994, Registration No. 33-83178).

    4.2    --    Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture Capital
                 Ltd.  ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement
                 on Form S-8 dated December 9, 1994, Registration No. 33-87278).

    4.3    --    Voting Agreement dated November 4, 1994, between the Company, CVC and Martin V. Alonzo ("Mr.
                 Alonzo") (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on
                 Form S-8 dated December 9, 1994, Registration No. 33-87278).

  +10.1    --    Employment Agreement dated March 3, 1997, between Leavitt Tube Company, Inc., a wholly owned subsidiary of the Company, and Lawrence R. Lansford.

  +27.1    --    Financial Data Schedule.