Form 10-Q
period 1997-06-30
CHASE INDUSTRIES INC
filed 1997-08-14
CIK 928950

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q




[  X  ]          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934









                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997




                                      or




[     ]               Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934
                        For the transition period from _____ to _____










                          COMMISSION FILE NO. 1-13394



                           CHASE INDUSTRIES INC.
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


                           YES [ X ]    NO  [   ]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 1997.... 5,997,996
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF
 JULY 31, 1997 ..................................................... 4,100,079*


---------
* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

================================================================================

                           CHASE INDUSTRIES INC.

                             TABLE OF CONTENTS


                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                            Page
         Consolidated Balance Sheet as of June 30, 1997
               and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statement of Income for the three and six months ended
               June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Consolidated Statement of Cash Flows for the six months ended
               June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  12


                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .  19

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .  20

         Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22


                           CHASE INDUSTRIES INC.
                        CONSOLIDATED BALANCE SHEET
            (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                    June 30,   December 31,
                                                                     1997         1996
                                                                   --------     --------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                        $  3,206     $  9,763
  Receivables, net of allowance for doubtful accounts and
    claims of $1,798 and $1,236 in 1997 and 1996, respectively       49,934       34,514
  Inventories                                                        45,738       52,050
  Prepaid expenses                                                      859        1,131
  Deferred income taxes                                               4,672        2,897
                                                                   --------     --------
    Total current assets                                            104,409      100,355
Property, plant and equipment, net                                   97,945       97,628
Other assets                                                          5,530        6,768
                                                                   --------     --------
      Total assets                                                 $207,884     $204,751
                                                                   ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 38,046     $ 36,134
  Accrued compensation and benefits                                   5,220        5,598
  Accrued income taxes                                                1,529        3,685
  Other accrued liabilities                                           7,158        6,158
  Current portion of long-term debt                                     139          131
                                                                   --------     --------
   Total current liabilities                                         52,092       51,706
Long-term debt                                                       57,745       70,631
Deferred income taxes                                                10,303        8,081
                                                                   --------     --------
    Total liabilities                                               120,140      130,418
                                                                   --------     --------
Commitments and contingencies                                            --           --
                                                                   --------     --------
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares authorized;
    5,997,896 and 5,965,621 shares issued and outstanding
    in 1997 and 1996, respectively                                       60           60
  Nonvoting common stock, $.01 par value, 5,000,000 shares
    authorized; 4,100,079 shares issued and outstanding
    in 1997 and 1996                                                     41           41
  Additional paid-in capital                                         30,530       30,039
  Retained earnings                                                  57,113       44,193
                                                                   --------     --------
    Total stockholders' equity                                       87,744       74,333
                                                                   --------     --------
      Total liabilities and stockholders' equity                   $207,884     $204,751
                                                                   ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                           CHASE INDUSTRIES INC.
                     CONSOLIDATED STATEMENT OF INCOME
            (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                      1997            1996            1997            1996
                                                  -----------     -----------     -----------     -----------
Net sales                                         $   129,080     $    82,095     $   255,154     $   172,012

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)            111,125          70,298         219,047         147,581
                                                  -----------     -----------     -----------     -----------
  Gross profit                                         17,955          11,797          36,107          24,431

Selling, general and administrative expenses            4,026           1,966           7,887           4,373

Depreciation and amortization                           2,431           1,243           4,869           2,458
                                                  -----------     -----------     -----------     -----------
  Operating income                                     11,498           8,588          23,351          17,600

Interest expense, net                                   1,231             260           2,513             610
                                                  -----------     -----------     -----------     -----------

  Income before income taxes                           10,267           8,328          20,838          16,990

Provision for income taxes                              3,901           3,288           7,918           6,710
                                                  -----------     -----------     -----------     -----------
  Net income                                      $     6,366     $     5,040     $    12,920     $    10,280
                                                  ===========     ===========     ===========     ===========
Average shares outstanding                         10,097,830      10,062,659      10,087,352      10,061,853
                                                  ===========     ===========     ===========     ===========
Earnings per share                                $       .63     $       .50     $      1.28     $      1.02
                                                  ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                           CHASE INDUSTRIES INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED; IN THOUSANDS)

                                                              Six Months Ended June 30,
                                                                 1997            1996
                                                              ---------       ---------
Operating activities:
 Net income                                                    $ 12,920       $ 10,280
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                  4,869          2,458
   Accretion of discount on BP Note                                  --            938
   Deferred income tax expense (benefit)                            447            (26)
   Changes in assets and liabilities:
     (Increase) in receivables                                  (15,420)        (3,689)
     Decrease in inventories                                      6,312          2,292
     Increase (decrease) in accounts payable                      1,912           (183)
     Increase in accrued liabilities                             (1,534)          (851)
     Other, net                                                   1,192            158
                                                              ---------       ---------
       Net cash provided by operating activities                 10,698         11,377
                                                              ---------       ---------
Investing activities:
 Additions to property, plant and equipment                      (4,868)        (1,131)
                                                              ---------       ---------
       Net cash (used in) investing activities                   (4,868)        (1,131)
                                                              ---------       ---------
Financing activities:
 Revolving credit facility borrowings, net                        2,222             --
 Principal payments on long-term debt                           (15,100)            --
 Issuance of common stock - options exercised                       491             24
                                                              ---------       ---------
       Net cash (used in) provided by financing activities      (12,387)            24
                                                              ---------       ---------
Net (decrease) increase in cash and cash equivalents             (6,557)        10,270
Cash and cash equivalents, beginning of period                    9,763         16,973
                                                              ---------       ---------
Cash and cash equivalents, end of period                      $   3,206       $ 27,243
                                                              =========       =========
Supplemental disclosures:
 Interest and bank fees paid                                  $   1,700       $     71
                                                              =========       =========
 Income taxes paid                                            $   9,485       $  7,801
                                                              =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                            CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of June 30, 1997, and December 31, 1996, the consolidated statement of income for the three and six months ended June 30, 1997 and 1996, and the consolidated statement of cash flows for the six months ended June 30, 1997 and 1996, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

     The accompanying financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for June 30, 1997 and 1996, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information.

     The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K dated March
18, 1997.

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

                            CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.   INVENTORIES:

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent periods. If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $4.5 million and $2.0 million higher at June 30, 1997, and December 31, 1996, respectively. Inventories consisted of the following (in thousands):

                                      June 30,      December 31,
                                        1997          1996
                                     --------      --------
     Raw materials                   $ 16,742      $ 14,547
     Work in process                    9,992        21,124
     Finished goods                    19,670        18,613
                                     --------      --------
                                        6,404        54,284
     Tolling metal due customers         (666)       (2,234)
                                     --------      --------
                                     $ 45,738      $ 52,050
                                     ========      ========

3.   EARNINGS PER SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This Statement establishes standards for computing and presenting earnings per share and amends the standards for omputing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15").

     SFAS 128 is required to be adopted by the Company for the year ended December 31, 1997 and earlier adoption is not permitted. Accordingly, earnings per share as of June 30, 1997 and 1996, presented on the face of the Consolidated Statement of Income included herein are computed in accordance with APB 15.

     Pro forma presentation of the effects of adopting SFAS 128 are presented below:

                                                        Three Months Ended June 30,
                                               ------------------------------------------------
                                                        1997                          1996
                                               -----------------------   ----------------------
                                                Shares            EPS      Shares       EPS
                                                ------            ---      ------       ---
     Basic                                      10,097,830     $   .63   10,062,659     $   .50
     Dilution - stock options                      190,773        (.01)     144,124        (.01)
                                                ----------     -------   ----------     -------
     Fully diluted                              10,288,603     $   .62   10,206,783     $   .49
                                                ==========     =======   ==========     =======

                            CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                    Six Months Ended June 30,
                                   ------------------------------------------------------
                                             1997                          1996
                                   ------------------------      ------------------------
                                   Shares              EPS          Shares           EPS
                                   ------              ---          ------           ---
     Basic                         10,087,352     $    1.28      10,061,853     $    1.02
     Dilution - stock options         193,685          (.02)        107,309          (.01)
                                   ----------     ---------      ----------     ---------
     Fully diluted                 10,281,037     $    1.26      10,169,162     $    1.01
                                   ==========     =========      ==========     =========

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

     While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. The Ohio Environmental Protection Agency ("Ohio EPA") is kept apprised as to the status of activities concerning the elimination of exceedances and has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue. CBCC has identified certain conditions that may be contributing to the exceedances and is actively working to correct the problems that have precluded CBCC's routine compliance with the Permit.

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

                            CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP has conducted initial site investigation activities to determine the extent of contamination and appropriate cleanup methods. CBCC has determined that additional sampling is necessary to more fully delineate the extent and magnitude of contamination and to identify appropriate cleanup standards. CBCC has identified additional sampling that it believes is necessary, and intends to meet with BP and the Ohio EPA to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. The results of the initial sampling, the additional sampling to be conducted, and input from the Ohio EPA will be used to develop a comprehensive remediation plan for the site. The investigation is being conducted on a voluntary basis with the concurrence of the Ohio EPA.

                            CHASE INDUSTRIES INC.

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

     To the extent CBCC incurs cleanup costs with respect to CBCC's site, it intends to enforce its rights under the CBCC Purchase Agreement and/or the Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recovery from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million promissory note issued to BP as part of the CBCC Acquisition (the "BP Note").

     Leavitt. Prior to the closing of the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a "closed" letter, and in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Because Leavitt has determined to relocate the operations of its Hammond facility to Chicago, Leavitt is reevaluating the appropriate course of action at the Hammond facility.

     Pending evaluation of future courses of action at the Hammond facility, Leavitt does not intend to engage in any additional sampling or remedial activities at the Hammond facility, and the Company currently is unable to determine the extent of contamination or what, if any, remedial activities may be required. Because, as noted above, there exists evidence of contamination at the Hammond facility, the cleanup costs associated with the environmental conditions at the Hammond facility could be material. However, the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, UNR Industries, Inc., is obligated under the Leavitt Acquisition Agreement

                            CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site.

                            CHASE INDUSTRIES INC.


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

                            CHASE INDUSTRIES INC.


Company's gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on the Company's gross profit, CBCC requires tolling customers to deliver 1.04 pounds of brass scrap in exchange for each pound of finished rod shipped.

LEAVITT

     Leavitt is a leading producer of structural and mechanical electric resistance welded steel tubing in round, square and rectangular shapes in sizes ranging from 3/8 inch to 12 3/4 inches in outer diameter for round sizes and 1/2 inch to 10 inch squares and equivalent rectangles. Leavitt's financial performance may be impacted by changes in the price it pays for flat-rolled steel, the primary cost component of Leavitt's finished product, based on the market conditions in the flatrolled steel industry. Based on the then-current market conditions in the steel tubing industry, Leavitt may or may not pass the economic impact of steel price changes on to its customers through changes in the selling price.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997, Compared with Three Months Ended June 30,
1996

     Results for the three months ended June 30, 1997, include the results of Leavitt, which is a predominant factor contributing to the increases discussed below.

     Net sales increased $47 million, or 57%, to $129.1 million in 1997 primarily due to the addition of Leavitt as well as record brass rod shipments. Leavitt increased shipments nearly 10% in second quarter 1997 compared with the prior year. CBCC continues to experience strong demand from its customers, particularly those in plumbing and plumbing-related industries. CBCC's shipments increased 7% in second quarter 1997 compared with 1996. The brass rod industry as a whole continues to experience high demand from the industry's largest end-use market, construction and remodeling.

     As a result of the above factors, the Company's gross profit increased $6.2 million, or 52%, to $18 million in second quarter 1997.

     Selling, general and administrative expenses increased $2.1 million to $4.0 million in second quarter 1997 compared with 1996. The increase was attributed primarily to the Leavitt Acquisition.

     Depreciation and amortization increased $1.2 million, or 96%, to $2.4 million in second quarter 1997, principally due to increased depreciation on capital assets acquired in the Leavitt Acquisition.

     As a result of the above factors, operating income increased $2.9 million, or 34%, to $11.5 million in second quarter 1997.

                            CHASE INDUSTRIES INC.


     Net interest expense increased $971,000, or 373%, to $1.2 million in second quarter 1997, primarily as a result of interest expenses associated with Leavitt Acquisition debt and reduced interest income due to the use of cash on hand in the Leavitt Acquisition and to paydown debt.

     Income tax expense increased $613,000, or 19%, to $3.9 million in second quarter 1997 as a result of an increase of $1.9 million, or 23%, in income before income taxes.

     Based on the above factors, net income increased $1.3 million, or 26%, to $6.4 million. Earnings per share increased to $.63 in second quarter 1997 compared with $.50 in second quarter
1996.

Six Months Ended June 30, 1997, Compared with Six Months Ended June 30, 1996

     Results for the six months ended June 30, 1997, include the results of Leavitt, which is a predominant factor contributing to the increases discussed below.

     Net sales increased $83.1 million, or 48%, to $255.2 million in first half 1997 primarily due to the addition of Leavitt and record brass rod shipments. The Company increased steel tubing shipments for first half 1997 8% over 1996 predominately due to high demand for Leavitt's products. CBCC's record shipments are primarily attributed to strong demand from customers in plumbing and plumbing-related industries. The brass rod industry as a whole continues to experience high demand, particularly from the industry's largest end-use market, construction and remodeling.

     The Company's customers indicate that demand will remain strong throughout the remainder of the year. However, the Company's profit growth will be constrained by brass rod manufacturing capacity limitations. Such capacity constraints encouraged the Company to launch a capital expansion project earlier this year, as discussed below under "Liquidity and Capital
Resources - Capital Resources."

     As a result of the above factors, the Company's gross profit increased $11.7 million, or 48%, to $36.1 million in first half 1997.

     Selling, general and administrative expenses increased $3.5 million to $7.9 million in first half 1997 compared with 1996. The increase was attributed primarily to the Leavitt Acquisition.

     Depreciation and amortization increased $2.4 million, or 98%, to $4.9 million in first half 1997, principally due to increased depreciation on capital assets acquired in the Leavitt Acquisition.

     As a result of the above factors, operating income increased $5.8 million, or 33%, to $23.4 million in first half 1997.

                            CHASE INDUSTRIES INC.


     Net interest expense increased $1.9 million, or 312%, to $2.5 million in first half 1997, primarily as a result of interest expenses associated with Leavitt Acquisition debt and reduced interest income due to the use of cash on hand in the Leavitt Acquisition and to paydown debt.

     Income tax expense increased $1.2 million, or 18%, to $7.9 million in first half 1997 as a result of an increase of $3.8 million, or 23%, in income before income taxes.

     Based on the above factors, net income increased $2.6 million, or 26%, to $12.9 million. Earnings per share increased to $1.28 in first half 1997 compared with $1.02 in first half 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

     At June 30, 1997, cash and cash equivalents totaled $3.2 compared with $9.8 million at year end 1996. This decline is predominantly attributed to prepayments of Leavitt Acquisition long-term debt totaling $12.8 million in first half 1997. Since the Leavitt Acquisition in August 1996, the Company has prepaid a total of $25 million of the associated long-term debt.

     Free cash flow (net income plus depreciation and amortization less capital expenditures) increased 11% to $12.9 million in first half 1997, compared with $11.6 million for the same period in 1996. Free cash flow will be applied to further reduce bank debt and will be available to fund future acquisitions. The Company is currently meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the Bank Credit Facility (as hereinafter defined).

Working Capital

     At June 30, 1997, working capital was $52.3 million, a $3.7 million, or 8%, increase from $48.6 million at December 31, 1996.

     At June 30, 1997, the increase in working capital predominantly resulted from a $15.4 million, or 45%, increase in accounts receivable, a $1.8 million increase in deferred taxes and a $1.5 million decrease in accrued liabilities, partially offset by a $6.6 million, or 67%, decrease in cash and cash equivalents, a $6.3 million, or 12%, decrease in inventories, and a $1.9 million increase in accounts payable.

     The decrease in cash and cash equivalents was the result of prepaying $12.8 million of Leavitt Acquisition debt. The increase in accounts receivable was due principally to an increase of $27.4 million, or 52%, in net sales in June 1997 compared with December 1996. The Company's shipments are typically lower in December due to customer shutdowns.

                            CHASE INDUSTRIES INC.


     The Company's current ratio follows:

                                      June 30, 1997         December 31, 1996
                                      -------------         -----------------
          Current ratio                      2.00                  1.94
          Current ratio excluding cash       1.95                  1.75


Cash Flow Provided by Operating Activities

     For the six months ended June 30, 1997, net cash provided by operating activities was $10.7 million, which included net income of $12.9 million and depreciation and amortization of $4.9 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $8.5 million.

     For the six months ended June 30, 1996, net cash provided by operating activities was $11.4 million, which included net income of $10.3 million, depreciation and amortization of $2.5 million and accretion of discount on the BP Note of $938,000, partially offset by an increase in working capital, excluding cash, debt and deferred income taxes, of $2.3 million.

Cash Flow Used in Investing Activities

     Capital additions were $4.9 million for the six months ended June 30, 1997, and $1.1 million for the six months ended June 30, 1996.

Cash Flow Used in Financing Activities

     Cash used in financing activities of $12.4 million for the six months ended June 30, 1997, consisted of net repayments of long-term debt of $12.9 million partially offset by $491,000 from the issuance of common stock for stock options exercised. Financing activities during the six months ended June 30, 1996, were not significant.

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

                            CHASE INDUSTRIES INC.


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

     Effective June 16, 1997, the Company and PNC Bank agreed to an amendment to the Bank Credit facility which reduced the Company's LIBOR spread and provided a Federal funds interest rate option for the Revolving Credit Facility. Advances under the Revolving Credit Facility will bear interest, at the Company's option, at a rate per annum equal to (i) PNC Bank's prime rate or
(ii) the Federal funds rate plus 3/4%, 7/8%, 1%, 1 1/4%, 1 3/8%, 1 5/8%, or
(iii) LIBOR for the applicable borrowing period plus 3/8%, 1/2%, 5/8%, 3/4%, 1%, or 1 1/4% depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The Term Loan interest options are the same as the Revolving Credit Facility except that there is no Federal funds option.

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

     As of June 30, 1997, $35 million was outstanding under the Term Loan. Borrowings outstanding under the Revolving Credit Facility at June 30, 1997, totaled $2.2 million with total availability under the Revolving Credit Facility at $37.8 million.

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

                            CHASE INDUSTRIES INC.


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

                            CHASE INDUSTRIES INC.


                        PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 14, 1997, for the purpose of electing a board of directors, ratifying the appointment of independent accountants and transacting such other business as outlined below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the Proxy Statement dated April 14, 1997, were elected with the following vote:


                    Shares Voted "For"  Shares "Withheld"  Broker Non-Votes
                    -----------------   ----------------   ----------------
Martin V. Alonzo         5,061,543           281,200            -0-
Raymond E. Cartledge     5,060,838           281,905            -0-
Charles E. Corpening     4,640,236           702,507            -0-
Donald J. Donahue        5,061,138           281,605            -0-
John R. Kennedy          5,061,238           281,505            -0-
Thomas F. McWilliams     5,061,543           281,200            -0-
William R. Toller        5,051,238           291,505            -0-

     The appointment of Coopers & Lybrand L.L.P. as independent accountants was ratified by the following vote:


Shares Voted "For"   Shares Voted "Against"        Shares Abstaining  Broker Non-Votes
-----------------    ---------------------         -----------------  ----------------
   5,276,538         5,783                             3,462               56,960


   The proposal to amend the Restated Certificate of Incorporation of the Company to change the corporate name to "Chase Industries Inc." was ratified by the following vote:


Shares Voted "For"   Shares Voted "Against"        Shares Abstaining  Broker Non-Votes
-----------------    ---------------------         -----------------  ----------------
   5,337,263         2,500                             2,980               -0-

   The proposal to approve amendments to the Company's 1994 Long-Term Incentive Plan was ratified by the following vote:


Shares Voted "For"   Shares Voted "Against"        Shares Abstaining  Broker Non-Votes
-----------------    ---------------------         -----------------  ----------------
   2,901,075         1,308,185                         25,552        1,107,931

                            CHASE INDUSTRIES INC.


   The proposal to approve the Company's 1997 Non-Employee Director Stock Option Plan was ratified by the following vote:


Shares Voted "For"   Shares Voted "Against"        Shares Abstaining  Broker Non-Votes
-----------------    ---------------------         -----------------  ----------------
   3,524,772         731,488                           24,652         1,061,831


   The proposal to approve the Company's 1997 Executive Deferred Compensation Stock Option Plan was ratified by the following vote:


Shares Voted "For"   Shares Voted "Against"        Shares Abstaining  Broker Non-Votes
-----------------    ---------------------         -----------------  ----------------
   3,455,962         751,418                            27,432        1,107,931


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. EXHIBITS

     3.1     --     Restated Certificate of Incorporation of the Company
                    (incorporated by reference to Exhibit 4.1 to the Company's
                    Registration Statement on Form S-8 dated December 9, 1994,
                    Registration No. 33-87278) as amended by the Certificate of
                    First Amendment to the Company's Restated Certificate of
                    Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14,
                    1997).

     3.2     --     By-Laws of the Company (incorporated by reference to
                    Exhibit 3.2 to the Company's Registration Statement on Form
                    S-1 as filed with the Securities and Exchange Commission on
                    November 3, 1994, Registration No. 33-83178).

     4.1     --     Specimen Common Stock Certificate (incorporated by
                    reference to Exhibit 4.1 to the Company's Registration
                    Statement on Form S-1 as filed with the Securities and
                    Exchange Commission on November 3, 1994, Registration No.
                    33-83178).

     4.2     --     Exchange Agreement dated November 4, 1994, between the
                    Company and Citicorp Venture Capital Ltd. ("CVC")
                    (incorporated by reference to Exhibit 4.4 to the Company's
                    Registration Statement on Form S-8 dated December 9, 1994,
                    Registration No. 33-87278).

     4.3     --     Voting Agreement dated November 4, 1994, between the
                    Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                    (incorporated by reference to Exhibit 4.5 to the Company's
                    Registration Statement on Form S-8 dated December 9, 1994,
                    Registration No. 33-87278).


                            CHASE INDUSTRIES INC.



     +27.1     --    Financial Data Schedule.


--------------
   + -- Filed herewith.


     (b)  REPORTS ON FORM 8-K

          During the quarter ended June 30, 1997, the Company filed one Current Report on Form 8-K, dated May 14, 1997, to report under Item 5 the change of the Company's name from "Chase Brass Industries, Inc." to "Chase Industries Inc."

                            CHASE INDUSTRIES INC.


                            S I G N A T U R E

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             CHASE INDUSTRIES INC.

Date:  August 13, 1997                By:     /s/ MICHAEL T. SEGRAVES
                                            -------------------------------
                                            Michael T. Segraves
                                            Vice President
                                            Chief Financial Officer
                                           (duly authorized officer and
                                            Principal Financial Officer)

                            CHASE INDUSTRIES INC.



                             INDEX TO EXHIBITS
Exhibit                                                     Sequentially
   No.                  Description of Exhibits             Numbered Page
-------                 -----------------------             -------------

  3.1    --    Restated Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit 4.1 to the
               Company's Registration Statement on Form S-8 dated
               December 9, 1994, Registration No. 33-87278) as
               amended by the Certificate of First Amendment to the
               Company's Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3.2 to the
               Company's Current Report on Form 8-K dated May
               14, 1997).

  3.2    --    By-Laws of the Company (incorporated by reference
               to Exhibit 3.2 to the Company's Registration
               Statement on Form S-1 as filed with the Securities and
               Exchange Commission on November 3, 1994,
               Registration No. 33-83178).

  4.1    --    Specimen Common Stock Certificate (incorporated by
               reference to Exhibit 4.1 to the Company's Registration
               Statement on Form S-1 as filed with the Securities and
               Exchange Commission on November 3, 1994,
               Registration No. 33-83178).

  4.2    --    Exchange Agreement dated November 4, 1994,
               between the Company and Citicorp Venture Capital
               Ltd.  ("CVC") (incorporated by reference to Exhibit
               4.4 to the Company's Registration Statement on Form
               S-8 dated December 9, 1994, Registration No.
               33-87278).

  4.3    --    Voting Agreement dated November 4, 1994, between
               the Company, CVC and Martin V. Alonzo ("Mr.
               Alonzo") (incorporated by reference to Exhibit 4.5 to
               the Company's Registration Statement on Form S-8
               dated December 9, 1994, Registration No. 33-87278).

  +27.1  --    Financial Data Schedule.



--------------
   + -- Filed herewith.