Form 10-Q
period 1997-09-30
CHASE INDUSTRIES INC
filed 1997-11-13
CIK 928950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                               YES [X]        NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1997..................................6,001,046

NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1997........................4,100,079*

---------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.


===============================================================================

                             CHASE INDUSTRIES INC.

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements                                                         Page
-------          --------------------                                                         ----
                 Consolidated Balance Sheet as of September 30, 1997
                           and December 31, 1996.............................................  3

                 Consolidated Statement of Income for the three and nine months ended
                           September 30, 1997 and 1996.......................................  4

                 Consolidated Statement of Cash Flows for the nine months ended
                           September 30, 1997 and 1996.......................................  5

                 Notes to Consolidated Financial Statements..................................  6

Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................................. 12

                                          PART II. OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K............................................ 20

                 Signature................................................................... 22

                             CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              September 30,  December 31,
                                                                                  1997           1996
                                                                              ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                   $      1,607   $      9,763
  Receivables, net of allowance for doubtful accounts and
    claims of $1,372 and $1,236 in 1997 and 1996, respectively                      47,042
                                                                                                   34,514
  Inventories                                                                       53,047
                                                                                                   52,050
  Prepaid expenses                                                                     690          1,131
  Deferred income taxes                                                              4,672          2,897
                                                                              ------------   ------------
    Total current assets                                                           107,058        100,355
Property, plant and equipment, net                                                 101,669
                                                                                                   97,628
Other assets                                                                         4,904          6,768
                                                                              ------------   ------------
      Total assets                                                            $    213,631   $    204,751
                                                                              ============   ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $     33,690   $     36,134
  Accrued compensation and benefits                                                  5,524          5,598
  Accrued income taxes                                                               3,206          3,685
  Other accrued liabilities                                                          6,740          6,158
  Current portion of long-term debt                                                    139            131
                                                                              ------------   ------------
   Total current liabilities                                                        49,299         51,706
Long-term debt                                                                      60,660         70,631
Deferred income taxes                                                               10,520          8,081
                                                                              ------------   ------------
    Total liabilities                                                              120,479        130,418
                                                                              ------------   ------------
Commitments and contingencies                                                           --             --
                                                                              ------------   ------------
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares authorized; 6,000,696 and
    5,965,621 shares issued and outstanding
    in 1997 and 1996, respectively                                                      60             60
  Nonvoting common stock, $.01 par value, 5,000,000 shares
    authorized; 4,100,079 shares issued and outstanding
    in 1997 and 1996                                                                    41             41
  Additional paid-in capital                                                        30,584
                                                                                                   30,039
  Retained earnings                                                                 62,467         44,193
                                                                              ------------   ------------
    Total stockholders' equity                                                      93,152         74,333
                                                                              ------------   ------------
      Total liabilities and stockholders' equity                              $    213,631   $    204,751
                                                                              ============   ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                   1997          1996          1997          1996
                                                -----------   -----------   -----------   -----------
Net sales                                       $   116,215   $    88,253   $   371,369   $   260,265
Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)          100,173        73,904       319,220       221,485
                                                -----------   -----------   -----------   -----------

    Gross profit                                     16,042        14,349        52,149        38,780

Selling, general and administrative expenses          3,752         3,639        11,639         8,012

Depreciation and amortization                         2,455         1,758         7,324         4,216
                                                -----------   -----------   -----------   -----------

    Operating income                                  9,835         8,952        33,186        26,552

Interest expense, net                                 1,195           618         3,708         1,228
                                                -----------   -----------   -----------   -----------

    Income before income taxes                        8,640         8,334        29,478        25,324

Provision for income taxes                            3,286         3,300        11,204        10,010
                                                -----------   -----------   -----------   -----------

    Net income                                  $     5,354   $     5,034   $    18,274   $    15,314
                                                ===========   ===========   ===========   ===========

Average shares outstanding                       10,098,849    10,063,783    10,091,227    10,062,501
                                                ===========   ===========   ===========   ===========

Earnings per share                              $       .53   $       .50   $      1.81   $      1.52
                                                ===========   ===========   ===========   ===========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)


                                                                  Nine Months Ended September 30,
                                                                      1997          1996
                                                                    ----------    ----------
Operating activities:
   Net income                                                       $   18,274    $   15,314
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                     7,324         4,216
       Accretion of discount on BP Note                                     --         1,216
       Deferred income tax expense (benefit)                               664           (44)
       Changes in assets and liabilities:
         (Increase) in receivables                                     (12,528)       (3,022)
         (Increase) decrease in inventories                               (997)        1,056
         (Decrease) in accounts payable                                 (2,444)       (5,414)
         Increase in accrued liabilities                                    29         1,436
         Other, net                                                      1,829          (120)
                                                                    ----------    ----------
              Net cash provided by operating activities                 12,151        14,638
                                                                    ----------    ----------
Investing activities:
   Purchase of Leavitt Tube Company, Inc.                                   --       (92,719)
   Deferred acquisition costs                                               --        (1,005)
   Additions to property, plant and equipment                          (10,889)       (1,766)
                                                                    ----------    ----------
              Net cash (used in) investing activities                  (10,889)      (95,490)
                                                                    ----------    ----------
Financing activities:
   Revolving credit facility borrowings, net                            15,137         5,359
   Proceeds from issuance of long-term debt                                 --        60,000
   Principal payments on long-term debt                                (25,100)           --
   Issuance of common stock - options exercised                            545            36
                                                                    ----------    ----------
              Net cash (used in) provided by financing activities       (9,418)       65,395
                                                                    ----------    ----------


Net (decrease) in cash and cash equivalents                             (8,156)      (15,457)

Cash and cash equivalents, beginning of period                           9,763        16,973
                                                                    ----------    ----------

Cash and cash equivalents, end of period                            $    1,607    $    1,516
                                                                    ==========    ==========

Supplemental disclosures:
   Interest and bank fees paid                                      $    4,213    $      124
                                                                    ==========    ==========
   Income taxes paid                                                $   10,865    $   10,251
                                                                    ==========    ==========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of September 30, 1997, and December 31, 1996, the consolidated statement of income for the three and nine months ended September 30, 1997 and 1996, and the consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

         The accompanying financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for September 30, 1997 and 1996, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information.

         The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K dated March 18, 1997.

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

2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost- or-market and such amounts are considered cost for subsequent periods. If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $3.9 million and $2.0 million higher at September 30, 1997, and December 31, 1996, respectively. Inventories consisted of the following (in thousands):

                                                   September 30,   December 31,
                                                       1997            1996
                                                    -----------     -----------
Raw materials                                       $    18,934     $    14,547
Work in process                                          12,983          21,124
Finished goods                                           22,325          18,613
                                                    -----------     -----------
                                                         54,242          54,284
Tolling metal due customers                              (1,195)         (2,234)
                                                    -----------     -----------
                                                    $    53,047     $    52,050
                                                    ===========     ===========

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

         SFAS 128 is required to be adopted by the Company for the year ended December 31, 1997, and earlier adoption is not permitted. Accordingly, earnings per share as of September 30, 1997 and 1996, presented on the face of the Consolidated Statement of Income included herein are computed in accordance with APB 15.

         Pro forma presentation of the effects of adopting SFAS 128 are presented below:

                                             Three Months Ended September 30,
                                             --------------------------------
                                              1997                       1996
                                              ----                       ----
                                       Shares        EPS          Shares         EPS
                                     ----------   ----------    ----------   ----------
Basic                                10,098,849   $      .53    10,063,786   $      .50
Dilution - stock options                275,996         (.01)      143,653         (.01)
                                     ----------   ----------    ----------   ----------
Fully diluted                        10,374,845   $      .52    10,178,436   $      .49
                                     ==========   ==========    ==========   ==========

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                      Nine Months Ended September 30,
                                      -------------------------------
                                     1997                      1996
                                     ----                      ----
                             Shares        EPS          Shares        EPS
                           ----------   ----------    ----------   ----------
Basic                      10,091,227   $     1.81    10,062,501   $     1.52
Dilution - stock options      218,461         (.04)      119,512         (.02)
                           ----------   ----------    ----------   ----------
Fully diluted              10,309,688   $     1.77    10,182,013   $     1.50
                           ==========   ==========    ==========   ==========

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

         While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing occasional exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. The Ohio Environmental Protection Agency ("Ohio EPA") is kept apprised as to the status of activities concerning the elimination of exceedances and has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue. In early 1997 CBCC identified certain conditions it believed to be contributing to the Permit limit exceedances and undertook corrective measures that have reduced significantly the Permit exceedances. Although certain Permit exceedances are still being experienced on occasion, precluding CBCC's routine compliance with the Permit, CBCC has identified certain additional conditions that may be contributing to the exceedances and is actively working to correct these conditions.

         CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or state laws with respect to two sites, and may have been identified as a PRP at one additional site.

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

         Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP conducted initial site investigation

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


activities in an effort to determine the extent of contamination and appropriate cleanup methods. After reviewing the results of that investigation, CBCC determined that additional sampling is necessary to more fully delineate the extent and magnitude of contamination and to identify appropriate cleanup standards. In October 1997, CBCC initiated additional sampling that it believes is necessary to establish appropriate cleanup standards and to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. The results of the initial sampling, the additional sampling to be conducted, and input from the Ohio EPA will be used to develop a comprehensive remediation plan for the site. The investigation is being conducted on a voluntary basis with the concurrence of the Ohio EPA.

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

         Leavitt. Prior to the closing of the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a "closed" letter and, in February 1997, notified Leavitt that additional groundwater sampling would be required prior to the IDEM considering closure. Additional groundwater sampling is scheduled to occur in November 1997, and the results will be submitted

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



to the IDEM for review. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

         Pending the completion of additional sampling and further direction from the IDEM, the Company currently is unable to determine the extent of contamination or what, if any, remedial activities may be required. Because, as noted above, there exists evidence of contamination at the Hammond facility, the cleanup costs associated with the environmental conditions at the Hammond facility could be material. However, the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, UNR Industries, Inc., is obligated under the Leavitt Acquisition Agreement to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site.

                             CHASE INDUSTRIES INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company, through its wholly owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing. Chase Industries Inc. is traded on the New York Stock Exchange under the symbol CSI. Visit home pages on the world wide web at www.chasebrass.com. and www.Leavitt-Tube.com.

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

                             CHASE INDUSTRIES INC.


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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997, Compared with Three Months Ended September 30, 1996

         Results for the three months ended September 30, 1997, include the results of Leavitt, which is a predominant factor contributing to the increases discussed below. Results for the three months ended September 30, 1996, include the results of Leavitt since August 30, 1996, the Leavitt Acquisition date.

         Net sales increased $28 million, or 32%, to $116.2 million in 1997 primarily due to the addition of Leavitt as well as record brass rod shipments. Leavitt increased shipments 5% in third quarter and nearly 7% for the nine months ended September 30, 1997, compared with the prior year including amounts prior to the Leavitt Acquisition. CBCC continues to experience strong demand from its customers, particularly those in plumbing and plumbing-related industries. CBCC's shipments increased 5% in third quarter 1997 and 4% year to date compared with 1996. The brass rod industry as a whole continues to experience good to high demand from the industry's largest end-use market, construction and remodeling, which includes customers in the plumbing and plumbing-related industries.

         Profit growth was impacted because of less favorable free-market metal buying opportunities at CBCC in third quarter 1997 compared with 1996. This trend began in mid-1997 and is expected to continue through the remainder of the year.

                             CHASE INDUSTRIES INC.


         As a result of the above factors, the Company's gross profit increased $1.7 million, or 12%, to $16 million in third quarter 1997.

         Selling, general and administrative expenses increased $113,000 to $3.8 million in third quarter 1997 compared with 1996.

         Depreciation and amortization increased $697,000, or 40%, to $2.6 million in third quarter 1997, principally due to depreciation on capital assets acquired in the Leavitt Acquisition and capital additions at CBCC.

         As a result of the above factors, operating income increased $883,000, or 10%, to $9.8 million in third quarter 1997.

         Net interest expense increased $577,000, or 93%, to $1.2 million in third quarter 1997, primarily as a result of interest expense associated with Leavitt Acquisition debt and reduced interest income due to the use of cash on hand in the Leavitt Acquisition and to paydown debt.

         Based on the above factors, net income increased $320,000, or 6%, to $5.4 million. Earnings per share increased to $.53 in third quarter 1997 compared with $.50 in third quarter 1996.

Nine Months Ended September 30, 1997, Compared with Nine Months Ended September 30, 1996

         Results for the nine months ended September 30, 1997, include the results of Leavitt, which is a predominant factor contributing to the increases discussed below. Results for the nine months ended September 30, 1996, include the results of Leavitt since August 30, 1996, the Leavitt Acquisition date.

         Net sales increased $111.1 million, or 43%, to $371.4 million for the nine months ended September 30, 1997, primarily due to the addition of Leavitt and record brass rod shipments. Leavitt increased steel tubing shipments for the nine months ended nearly 7% over 1996 predominately due to high demand for Leavitt's products. CBCC's record shipments, as well as the strong demand throughout the brass rod industry, are primarily attributed to strong demand from customers in plumbing and plumbing- related industries.

         Profit growth was impacted because of less favorable free-market metal buying opportunities at CBCC in 1997 compared with 1996. Additionally, the Company's profit growth will continue to be constrained by brass rod manufacturing capacity limitations. Such capacity constraints encouraged the Company to launch a capital expansion project earlier this year, as discussed below under "Liquidity and Capital Resources - Capital Resources."

         As a result of the above factors, the Company's gross profit increased $13.4 million, or 34%, to $52.1 million for the nine months ended September 30, 1997.

                             CHASE INDUSTRIES INC.


         Selling, general and administrative expenses increased $3.6 million to $11.6 million for the nine months ended September 30, 1997, compared with 1996. The increase was attributed primarily to the Leavitt Acquisition.

         Depreciation and amortization increased $3.1 million, or 74%, to $7.3 million for the nine months ended September 30, 1997, principally due to depreciation on capital assets acquired in the Leavitt Acquisition.

         As a result of the above factors, operating income increased $6.6 million, or 25%, to $33.2 million for the nine months ended September 30, 1997.

         Net interest expense increased $2.5 million, or 202%, to $3.7 million for the nine months ended September 30, 1997, primarily as a result of interest expense associated with Leavitt Acquisition debt and reduced interest income due to the use of cash on hand in the Leavitt Acquisition and to paydown debt.

         Income tax expense increased $1.2 million, or 12%, to $11.2 million for the nine months ended September 30, 1997, as a result of an increase of $4.2 million, or 16%, in income before income taxes.

         Based on the above factors, net income increased $3.0 million, or 19%, to $18.3 million. Earnings per share increased to $1.81 for the nine months ended September 30, 1997, compared with $1.52 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

         At September 30, 1997, cash and cash equivalents totaled $1.6 million compared with $9.8 million at year end 1996. This decline is predominantly attributed to prepayments of Leavitt Acquisition long-term debt. Since the Leavitt Acquisition in August 1996, the Company has prepaid a total of $22 million of the associated long-term debt.

         Free cash flow (net income plus depreciation and amortization less capital expenditures) totaled $14.7 million for the nine months ended September 30, 1997, compared with $17.8 million for the same period in 1996. The decrease in 1997 was attributed to increased capital expenditures associated with the capital expansion project discussed below under "Liquidity and Capital Resources - Capital Resources." Free cash flow also will be applied to further reduce bank debt and will be available to fund future acquisitions. The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the Bank Credit Facility (as hereinafter defined).

                             CHASE INDUSTRIES INC.

Working Capital

         At September 30, 1997, working capital was $57.8 million, a $9.1 million, or 19%, increase from $48.6 million at December 31, 1996.

         At September 30, 1997, the increase in working capital predominantly resulted from a $12.5 million, or 36%, increase in accounts receivable, a $997,000 increase in inventories, a $1.8 million increase in deferred taxes and a $2.4 million, or 7%, decrease in accounts payable, partially offset by an $8.2 million, or 84%, decrease in cash and cash equivalents, and a $441,000, or 39%, decrease in prepaid expenses.

         The decrease in cash and cash equivalents was the result of prepaying Leavitt Acquisition debt and funding CBCC capital expenditures. The increase in accounts receivable was due principally to an increase of $12.7 million, or 46%, in net sales in September 1997 compared with December 1996. The Company's shipments typically are lower in December due to customer shutdowns.

         The Company's current ratio follows:

                                                       September 30, 1997        December 31, 1996
                                                       ------------------        -----------------
          Current ratio                                       2.17                      1.94
          Current ratio excluding cash                        2.14                      1.75

Cash Flow Provided by Operating Activities

         For the nine months ended September 30, 1997, net cash provided by operating activities was $12.2 million, which included net income of $18.3 million and depreciation and amortization of $7.3 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $15.5 million.

         For the nine months ended September 30, 1996, net cash provided by operating activities was $14.6 million, which included net income of $15.3 million, depreciation and amortization of $4.2 million and accretion of discount on the BP Note of $1.2 million, partially offset by an increase in working capital, excluding cash, debt and deferred income taxes, of $5.8 million.

                             CHASE INDUSTRIES INC.


Cash Flow Used in Investing Activities

         Capital additions were $10.9 million for the nine months ended September 30, 1997, and $1.8 million for the nine months ended September 30, 1996.

Cash Flow Used in Financing Activities

         Cash used in financing activities of $9.4 million for the nine months ended September 30, 1997, consisted of net repayments of long-term debt of $10 million partially offset by $545,000 from the issuance of common stock for stock options exercised. Financing activities during the nine months ended September 30, 1996, included net borrowings of $65.4 million in conjunction with the Leavitt Acquisition.

Capital Resources

         The Company has launched a capital project referred to as "Project 400." The project includes potential expansion of CBCC's foundry, extrusion system and finishing capability, with an ultimate goal of increasing finished brass rod shipments to approximately 400 million pounds annually, a one-third increase over current production levels. The first phase of the project, which includes the installation of three new billet heaters, is expected to be completed in first quarter 1998 and has a total cost of approximately $12 million. It is anticipated that capital projects will be paid for with cash flow provided by operating activities or through alternative financing arrangements.

Bank Credit Facility

         In connection with the Leavitt Acquisition, the Company entered into a new credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association. The Bank Credit Facility replaced the Company's existing $33 million bank credit facility, which was terminated August 30, 1996. The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). Since the Leavitt Acquisition, the Company has prepaid a total of $35 million on the Term Loan, including all amounts originally due in 1997, 1998 and 1999. The remaining balance on the Term Loan is payable in quarterly installments in amounts ranging from $875,000 to $3 million. The next installment of $875,000 is due July 2000 and the final installment of $1,025,000 is due October 2002. The total borrowing capacity under the Revolving Credit Facility is determined monthly by a formula based on levels of inventory and accounts receivable, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time after December 31, 1997.

                             CHASE INDUSTRIES INC.


         Effective June 16, 1997, the Company and PNC Bank agreed to an amendment to the Bank Credit facility which reduced the Company's LIBOR spread and provided a Federal funds interest rate option for the Revolving Credit Facility. Advances under the Revolving Credit Facility will bear interest, at the Company's option, at a rate per annum equal to (i) PNC Bank's prime rate or
(ii) the Federal funds rate plus 3/4%, 7/8%, 1%, 1 1/8%, 1 3/8%, 1 5/8%, or
(iii) LIBOR for the applicable borrowing period plus 3/8%, 1/2%, 5/8%, 3/4%, 1%, or 1 1/4% depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The Term Loan interest options are the same as the Revolving Credit Facility except that there is no Federal funds option.

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

         As of September 30, 1997, $25 million was outstanding under the Term Loan. Borrowings outstanding under the Revolving Credit Facility at September 30, 1997, totaled $15.1 million with total additional availability under the Revolving Credit Facility at $24.9 million.

BP Note

         In connection with the CBCC Acquisition, the Company issued a promissory note to BP in the original principal amount of $20.0 million (the "BP Note"). The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (as defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest totaling $254,000 due August 1996 and the annual interest payment totaling $1,856,000 due August 1997 were offset against the amounts payable by BP to the Company pursuant to the CBCC Purchase Agreement and the Remediation Agreement.

                             CHASE INDUSTRIES INC.



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

SAFE HARBOR

Management uses estimates and assumptions in discussing future operations of the Company and conditions in the industries in which it operates. Such forecasts made by the Company are forward looking and are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Actual results will be affected by general economic and industry conditions in the end-use markets for the Company's products as well as the impact of competitive products and pricing. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod and steel tubing. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption.

                             CHASE INDUSTRIES INC.



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

--------------

+ -- Filed herewith.

         (b)      REPORTS ON FORM 8-K

                  During the quarter ended September 30, 1997, the Company did not file any Current Reports on Form 8-K.

                             CHASE INDUSTRIES INC.


                               S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                              CHASE INDUSTRIES INC.



Date:  November 12, 1997                      By:  /s/ MICHAEL T. SEGRAVES
                                                   ----------------------------
                                                   Michael T. Segraves
                                                   Vice President
                                                   Chief Financial Officer
                                                   (duly authorized officer and
                                                   Principal Financial Officer)

                             CHASE INDUSTRIES INC.


                               INDEX TO EXHIBITS

 Exhibit
   No.                                 Description of Exhibits
 -------                               -----------------------
     3.1       --          Restated Certificate of Incorporation of the
                           Company (incorporated by reference to Exhibit
                           4.1 to the Company's Registration Statement
                           on Form S-8 dated December 9, 1994,
                           Registration No. 33-87278) as amended by the
                           Certificate of First Amendment to the
                           Company's Restated Certificate of
                           Incorporation (incorporated by reference to
                           Exhibit 3.2 to the Company's Current Report
                           on Form 8-K dated May 14, 1997).

     3.2       --          By-Laws of the Company (incorporated by
                           reference to Exhibit 3.2 to the Company's
                           Registration Statement on Form S-1 as filed
                           with the Securities and Exchange Commission
                           on November 3, 1994, Registration No.
                           33-83178).

     4.1       --          Specimen Common Stock Certificate
                           (incorporated by reference to Exhibit 4.1 to the
                           Company's Registration Statement on Form
                           S-1 as filed with the Securities and Exchange
                           Commission on November 3, 1994, Registration
                           No. 33-83178).

     4.2       --          Exchange Agreement dated November 4, 1994,
                           between the Company and Citicorp Venture
                           Capital Ltd.  ("CVC") (incorporated by
                           reference to Exhibit 4.4 to the Company's
                           Registration Statement on Form S-8 dated
                           December 9, 1994, Registration No. 33-87278).

     4.3       --          Voting Agreement dated November 4, 1994,
                           between the Company, CVC and Martin V.
                           Alonzo ("Mr. Alonzo") (incorporated by
                           reference to Exhibit 4.5 to the Company's
                           Registration Statement on Form S-8 dated
                           December 9, 1994, Registration No. 33-87278).

     +27.1      --          Financial Data Schedule.

--------------
+ -- Filed herewith.