Form 10-K
period 1997-12-31
CHASE INDUSTRIES INC
filed 1998-03-31
CIK 928950

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts I, II, III, and IV of this Form 10-K or any amendment to this Form 10-K. [ ]

  AGGREGATE MARKET VALUE OF OUTSTANDING COMMON STOCK HELD BY NON-AFFILIATES
  OF THE REGISTRANT, AS OF MARCH 20, 1998  . . . . . . . . $120,603,732

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
  MARCH 20, 1998 . . . . . . . . . . . . . . . . . . . . .    6,030,516

  NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING
  AS OF MARCH 20, 1998   . . . . . . . . . . . . . . . . .    4,100,079*
-------------------
* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Parts I, II, and IV - Portions of Registrant's Annual Report for the year ended December 31, 1997.

       Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held May 26, 1998.
===============================================================================

                             CHASE INDUSTRIES INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            Page
PART I
      Item    1.   Business   . . . . . . . . . . . . . . . . . . . . . . .   3
      Item    2.   Properties   . . . . . . . . . . . . . . . . . . . . . .  10
      Item    3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .  12
      Item    4.   Submission of Matters to a Vote of Security Holders  . .  13

PART II
      Item    5.   Market for Registrant's Common Stock   . . . . . . . . .  13
      Item    6.   Selected Financial Data  . . . . . . . . . . . . . . . .  14
      Item    7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations    . . . . . . . . . . . . .  14
      Item    8.   Financial Statements and Supplementary Data  . . . . . .  14
      Item    9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure  . . . . . . . . .  14

PART III
      Item   10.   Directors and Executive Officers of the Registrant   . .  14
      Item   11.   Executive compensation   . . . . . . . . . . . . . . . .  14
      Item   12.   Security Ownership of Certain Beneficial Owners and
                     Management   . . . . . . . . . . . . . . . . . . . . .  14
      Item   13.   Certain Relationships and Related Transactions   . . . .  15

PART IV
      Item   14.   Exhibits, Financial Statements, Schedules and Reports
                     on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  15


Note: The responses to Items 6 through 8, Items 10 through 13, and portions of
      Item 3 are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, or the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held May 26, 1998. The required information is incorporated into this Form 10-K by reference to those documents and is not repeated herein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Chase Industries Inc. (the "Company"), through its wholly owned subsidiaries Chase Brass & Copper Company, Inc. ("CBCC"), and Leavitt Tube Company, Inc. ("Leavitt"), is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing. The Company's principal executive offices are located at 14212 County Road M-50, Post Office Box 152, Montpelier, Ohio 43543, and its telephone number is (419) 485-3193.

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

      CBCC. CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Free-machining and forging brass rod, which CBCC estimates represent approximately 80% and 12%, respectively, of annual copper alloy rod shipments by U.S. mills, are the two primary types of copper alloy rod used in the United States and Canada. CBCC is one of the largest manufacturers and suppliers in the United States and Canada of free-machining brass rod, which accounted for approximately 95% of CBCC's total shipments and net sales in 1997 and 1996. CBCC's diverse customer base of more than 250 companies uses its "Blue Dot" trademark brass rod to produce a variety of products, such as faucets, plumbing fittings, heating and air conditioning components, industrial valves, automotive parts, and numerous hardware components.

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

      Leavitt. On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division ("Old Leavitt") of UNR Industries, Inc. ("UNR"), (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and is a leading producer and supplier in the United States. Structural steel tubing is used in farm equipment, non-residential construction and other commercial applications. Mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools.

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

      Leavitt. Leavitt produces structural and mechanical electric resistance welded steel tubing in square, rectangular and round shapes in sizes ranging from 3/8 inch to 12 3/4 inches in outer diameter for round sizes and 1/2 inch to 10 inch squares and equivalent rectangles. Leavitt's structural steel tubing is used in farm equipment, non- residential construction and other commercial applications. The advantages of structural steel tubing over other structural products such as beams and channels include its high strength-to-weight ratio, low surface area, low wind resistance, hollow interior, good aesthetics and ease of fabrication. Mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools.

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

Capital Investment and Continuing Productivity Improvement Programs

      CBCC. CBCC is committed to identifying and implementing programs designed to increase plant utilization, productivity and profitability. Since the CBCC Acquisition, certain aspects of the manufacturing process have been improved through reallocation of employee responsibilities and in-house modifications of the manufacturing operations. The Company also has completed capital improvements which have improved the reliability and enhanced the production capacity and productivity of CBCC's manufacturing facility.

      In 1996, CBCC launched the "Project 400" capital expansion project. The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to approximately 400 million pounds annually by the end of the year 2000. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increase finished brass rod capacity by about 17 percent. The new billet heaters will also increase productivity and quality. The total cost of the first phase of the project was approximately $12 million and was financed through a six-year operating lease as described in Note 11 of Notes to Consolidated Financial Statements included in Item 8. During 1998, the focus of the second phase of the expansion will involve project planing and establishing specifications for and ordering long-lead-time equipment. The Company anticipates that future capital project costs will be paid for with cash flow provided by operating activities.

      Leavitt. In second half 1997, a key cost saving measure was consolidating Leavitt's Hammond, IN, facility into the nearby Chicago headquarters location and transferring some of the production to the Jackson, MS, plant. This consolidation will improve customer service and contribute to improved earnings in 1998. Additionally, management continues to review the manufacturing processes at each plant in order to identify capital improvement projects that will improve the efficiency and productivity of the facilities and the operations of Leavitt as a whole. Leavitt's 1998 capital investment plan includes replacement of older manufacturing equipment, purchase of new material handing equipment and various sustaining projects.

ISO 9002 Certification

      CBCC and Leavitt have significant quality procedures and controls in place in all aspects of its operations. Effective February 11, 1996, CBCC became the first U.S. brass rod mill to receive an ISO 9002 quality system certification. Leavitt has established a production-management steering committee that is overseeing the process of obtaining ISO 9002 certification. ISO 9002 is a quality system standard for manufacturers that has been adopted by at least 74 nations. The ISO 9002 quality system certification signifies a quality system's adherence to the internationally recognized ISO standards.

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

MARKETING AND DISTRIBUTION

      The Company markets its products through a direct sales force whose territory covers the United States and Canada. Management believes that its experienced sales force provides an important link with its customers and increases the quality of its service. The Company distributes its products to a diverse customer base of over 700 companies in the United States and Canada. The Company's customers include original equipment manufacturers, independent fabricators, distributors and service centers. CBCC's original equipment manufacturing customers primarily are in the construction and remodeling, industrial machinery and equipment, electrical and electronic, transportation and consumer durable goods industries. Leavitt's original equipment manufacturing customers are in the farm equipment, non-residential construction and consumer and commercial products industries. Independent fabricators produce products for sale to original equipment manufacturers, while distribution and service centers supply products to original equipment manufacturers and
independent fabricators.   The Company's products are distributed either by
direct shipment from the manufacturing facilities or, in the case of brass rod, by shipment from CBCC's warehouse in Los Angeles. See "Item 2. Properties."

COMPETITION

      The industries in which the Company operates are highly competitive. Based on available industry data, the Company estimates that it supplied approximately 33% of copper alloy rod and 9% of structural steel tubing shipped by U.S. mills in 1997. In addition to CBCC, there currently are six U.S. companies operating a total of seven U.S. copper alloy rod mills, all of which produce both free-machining and forging brass rod. These competitors are Cerro Metal Products Company, Inc., Mueller Brass Co., Inc., Extruded Metals Inc., Chicago Extruded Metals Company, Ansonia Copper & Brass, Inc., and Olin Corporation. The steel tubing industry's capacity exceeds demand, primarily due to the many new market entrants in recent years. Leavitt's primary competitors in steel tubing include Welded Tube of America, Copperweld Corporations' Tube Division and Bull Moose Tube Company. Although the Company competes with other manufacturers, the Company is unable to determine the extent to which its competitors' product lines compete directly with the Company's products because the competitors also produce products that the Company does not produce.

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

RAW MATERIALS AND SUPPLIES

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

CUSTOMERS

      Neither CBCC nor Leavitt depends on any single customer or group of customers, the loss of any one or more of which would have a material adverse effect on CBCC or Leavitt, respectively. Also, during 1997, no customer or any affiliated group of customers accounted for more than 10% of the Company's net sales, and the Company does not anticipate that any customer or affiliated group of customers will account for more than 10% of the Company's net sales in 1998.

BACKLOG ORDERS

      As of February 20, 1998, the Company had backlog orders totaling $44 million. As of February 19, 1997, the Company had backlog orders totaling $60 million. The decrease from 1997 to 1998 is attributed primarily to shorter order-to-shipment lead times throughout the brass rod industry and a 13% reduction in CBCC's Metal Selling Price. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- General Economic and Industry Conditions." The Company anticipates that all current backlog orders will be filled during 1998, but is unable to estimate the amount of backlog that will exist as of year end 1998.

TRADEMARKS

      The Company owns the registered trademarks CHASE and a centaur design (which is CBCC's logo) in the United States and Canada, and the registered trademark "BLUE DOT" and its design in the United States and Mexico, for use in connection with CBCC's products. The Company also owns the registered trademarks CHASE BRASS & COPPER CO. and a centaur design in Mexico. The Company also owns, and has registrations pending in the United States, Canada and Mexico for, the trademarks LEAVITT and a steel tube design. Because of the recognition of these trademarks in the industries in which CBCC and Leavitt operate, the Company considers these intellectual property rights important to its business.

EMPLOYEES

      At December 31, 1997, the Company had approximately 700 full-time employees, of whom approximately 250 were salaried and approximately 450 were hourly. The Company believes that its relations with its employees are good and currently does not anticipate any work stoppages.

REGULATION

Regulation of Lead in Drinking Water

      Effective August 6, 1996, amendments to the Safe Drinking Water Act were enacted to regulate lead leachate and the lead content of plumbing fittings and fixtures. The legislation called for the establishment of a voluntary lead leaching standard within one year of the effective date of the statute. On August 22, 1997, the U.S. Environmental Protection Agency (the "U.S. EPA") accepted a performance-based lead leaching standard. Plumbing fittings must be in compliance with this new standard by August 1998. Several CBCC customers who have begun testing under the new standard already have demonstrated the ability of their products manufactured with CBCC brass rod to meet the performance requirements of the new standard, and the Company does not believe that the new standard will have a material adverse effect on its business.

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

      For the above reasons, the Company cannot predict with certainty its aggregate future capital expenditures for pollution control. However, the Company currently estimates that it will incur capital expenditures for pollution control of approximately $500,000 in 1998, a portion of which may be subject to reimbursement by certain affiliates of BP America, Inc., as the owners of the assets of the brass rod division of Old Chase prior to the CBCC Acquisition (collectively, "BP") under the Remediation Agreement and the CBCC Purchase Agreement discussed below. In addition, in connection with the implementation of phase two of the proposed capacity expansion project at CBCC (see "Business Strategy -- Capital Investment and Continuing Productivity Improvement Programs -- CBCC"), the Company may be required to spend an additional approximately $500,000 for related pollution control devices. Estimates of capital expenditures for pollution control purposes beyond 1998 are even more uncertain. However, assuming no significant manufacturing process changes and no significant changes in applicable laws or regulations, the Company currently anticipates that its capital expenditures for pollution control purposes for 1999 will be approximately $500,000, and during the period of 2000-2002 will aggregate approximately $1 million. These estimates are exclusive of expenditures associated with on- site remediation activities, which the Company anticipates will be paid for by BP as more fully discussed below, and pollution control devices that may be required in connection with additional phases of the capacity expansion program. The Company believes that expenditures for pollution control equipment will continue to be required in the future for continued compliance with applicable environmental laws and regulations.

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

      While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing occasional exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. The Ohio Environmental Protection Agency ("Ohio EPA") has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue. In early 1997, CBCC identified certain conditions it believed to be contributing to the Permit limit exceedances and undertook corrective measures that have reduced significantly the Permit exceedances. Although certain Permit exceedances are still being experienced on occasion, precluding

CBCC's routine compliance with the Permit, CBCC has identified certain additional conditions that may be contributing to the exceedances and is actively working to correct these conditions.

      Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated by certain volatile organic compounds, including trichloroethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP conducted initial site investigation activities in an effort to determine the extent of contamination and appropriate cleanup methods. After reviewing the results of that investigation, CBCC determined that additional sampling was necessary to more fully delineate the extent and magnitude of contamination and to identify appropriate cleanup standards. In October 1997, CBCC initiated additional sampling that it believes is necessary to establish appropriate cleanup standards and to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. The results of the initial sampling conducted by BP, the additional sampling conducted by CBCC, and input from the Ohio EPA will be used to develop a comprehensive remediation plan for the site. The investigation is being conducted on a voluntary basis with the concurrence of the Ohio EPA, and the Company anticipates that the results of its sampling will be available in the late second quarter or early third quarter of 1998. Until the completion of additional investigatory activities that are necessary and the development of a remediation plan for the site, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith.

      Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana.
Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environment Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a closure letter, and, in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Additional groundwater sampling was conducted in fourth quarter 1997, and the final test results were submitted to the IDEM for review. Upon review of those test results, the IDEM has indicated that levels of certain contaminants in the groundwater exceeded permissible limits and, therefore, the IDEM would not issue a closure letter until four consecutive quarterly monitoring cycles demonstrate no exceedances to the required limits. The Company currently intends to engage a consultant to evaluate appropriate actions to be taken with regard to the groundwater at Hammond in order to receive a closure letter from the IDEM. Until Leavitt's consultant has completed its review and analysis of the Hammond facility and provided available information regrading available options to Leavitt, the Company is unable to determine what, if any, remedial activities may be required.
However, based on final test results from the sampling conducted in fourth quarter 1997 and the contractual obligation of UNR to indemnify the Company for pre-closing environmental conditions, the Company does not believe that the cleanup costs associated with the environmental conditions at the Hammond facility will have a material adverse effect on the Company's financial position, results of operations or liquidity. See Note 12 of Notes to Consolidated Financial Statements included in Item 8.

      The Company is involved in certain environmental legal proceedings as described in "Item 3. Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements included in Item 8.

      The Company does not believe that costs that may be incurred in connection with the investigation and cleanup associated with the environmental matters discussed above will have a material adverse effect on the Company's financial position, results of operations or liquidity. For additional information regarding the environmental matters referenced above, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters" and Note 12 of Notes to Consolidated Financial Statements included in Item 8.

ITEM 2.  PROPERTIES

      The Company owns all of its facilities except as indicated below. The Company believes its plants are suitable for their purposes, are well maintained and are adequately insured.

      CBCC. CBCC's manufacturing facility and the Company's executive and general offices are located on a 55-acre site owned by the Company in Montpelier, Ohio, near the Indiana and Michigan borders. CBCC's manufacturing facility in Montpelier consists of one plant of approximately 140,000 square feet. The plant was constructed in 1965 expressly for the purpose of producing free-machining brass rod and the Company believes that it is the most modern brass rod facility in the United States.

      CBCC also leases a warehouse in Los Angeles, California, that contains approximately 47,000 square feet of storage space. The Los Angeles warehouse lease expires in 2001. The Los Angeles warehouse lease does not contain any express renewal provisions, but the Company believes that the lease can be renewed or comparable facilities can be obtained on terms acceptable to the Company.

      CBCC manufactures substantially all of the brass rod it ships. CBCC's manufacturing facility has operated seven days a week, 24 hours a day, since 1981 (except for downtime relating to regular maintenance, capital improvements and minor mechanical failures). CBCC's "Project 400" capital expansion program began in 1997 and is designed to further increase finished brass rod capacity by one-third to about 400 million pounds annually. See "Item 1. Business -- Business Strategy -- Capital Investment and Continuing Productivity Improvement Programs -- CBCC."

      Leavitt. Leavitt operates three manufacturing facilities, two in Chicago, Illinois, and one in Jackson, Mississippi. The three facilities have a total of over 900,000 square feet of manufacturing and office space. The facilities contain a total of 13 tube mills and four steel coil slitters. Leavitt's production capacity is in excess of 1 billion pounds annually. Leavitt's facilities are currently operating between one and three shifts daily with utilization at approximately fifty percent of capacity. All of Leavitt's facilities are owned except for the Jackson facility which is leased. In second half 1997, Leavitt's Hammond, Indiana, facility was consolidated into the Chicago headquarters and some production was transferred to the Jackson plant. See "Item 1. Business Strategy -- Capital Investment and Continuing Productivity Improvement Programs -- Leavitt."

      The following table sets forth information concerning size, location, use and nature of the principal manufacturing facilities owned or leased by Leavitt.

Location               Square Feet             No. of Mills         No. of Slitters         Owned/Leased
--------               -----------             ------------         ---------------         ------------
Chicago, IL                450,000             6 mechanical               2                      owned
North Plant                                    2 structural

Chicago, IL                240,000             1 structural               1                      owned
South Plant

Jackson, MS                256,000             4 mechanical               1                      leased

         The Jackson leases expire in 2001. Under the leases, Leavitt may purchase the land and facility based on the appraised value of the land at the time of purchase and a scheduled payout for the facility and the improvements. Upon expiration of the leases, the scheduled payout for the facility and improvements (but not the land) is reduced to one dollar.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in certain claims and litigation as described in Note 12, Commitments and Contingencies and Note 13, Subsequent Event, of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

         Note 13 of Notes to Consolidated Financial Statements discusses a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. filed January 7, 1998. In supplement to such information, by letter dated March 23, 1998, based on the Company's failure to pay amounts alleged in the Petition to be due and payable under the BP Note, BP has declared the entire principal amount of the $20 million promissory note issued to BP in conjunction with the CBCC Acquisition (the "BP Note") due and payable. Also, on March 24, 1998, BP amended the Petition to seek, in addition to the relief originally requested therein, a judgment in the amount of the $20,000,000 principal amount of the BP Note. As indicated in Note 13, the Company disputes the allegations by BP regarding the BP Note, and believes the lawsuit is without merit.

         In addition to the items discussed in Notes 12 and 13 of Notes to Consolidated Financial Statements, in March 1998 CBCC received a notice from the U.S. EPA of its potential identification as a PRP at two sites, one in Kansas City, Kansas, and one in Kansas City, Missouri. According to the notice, the sites were operated by waste disposal companies from 1982 until 1987, during which time over 1500 parties sent materials containing polychlorinated biphenyls ("PCB's") to the site. Based on information provided by the notice, it appears that a third party firm employed by Old Chase to dispose of PCB-containing materials delivered PCB-containing materials to these sites for treatment and/or disposal, and certain of such materials came from Old Chase. Pursuant to an Administrative Order on Consent with the U.S. EPA, a group of PRP's at the sites are performing an Engineering Evaluation/Cost Analysis ("EE/CA") to evaluate and compare different cleanup alternatives at these sites. In addition to the EE/CA, the notice indicates that the U.S. EPA is planning to conduct removal activities at both facilities, which activities may include a range of possibilities from cleaning up the contamination inside the buildings and in the surrounding soils to demolition of the buildings, and to perform follow-through activities to monitor, operate and maintain the completed removal action. As noted above, the alleged activities with respect to these sites occurred between 1982 and 1987 and, therefore, CBCC has had no contact with these sites. Based on information provided with the notice, the Company believes that the brass rod division of Old Chase may have generated waste materials that were treated and/or disposed of at these sites, and BP has been notified and has agreed to assume the defense of this matter.

         The Company believes that CBCC has no liability for the cleanup costs related to the sites described above because (a) such liability is attributable to Old Chase, and (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities. To the extent CBCC incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP. In the event CBCC is entitled to recovery from BP pursuant to the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the BP Note to the extent is legally is entitled to do so.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

         The Company completed its initial public offering of Common Stock on November 10, 1994 (the "Offering"), pursuant to which the Company sold 3,200,000 shares of Common Stock at a price to the public of $10.00 per share. As of March 20, 1998, the Company had outstanding 6,030,516 shares of Common Stock and 4,100,079 shares of Nonvoting Common Stock exchangeable on a share-for-share basis into shares of Common Stock at the option of the holder thereof. There is no established public trading market for the Company's Nonvoting Common Stock, all of which currently is held of record by CVC.

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

                                                       1997                               1996
                                                       ----                               ----
                                                High            Low                High            Low
                                                ----            ---                ----            ---
         First quarter                       $ 24 1/8        $ 19 3/8             $ 14 3/4         $ 10 3/4
         Second quarter                      $ 24 3/8        $ 18 3/4             $ 20 3/8         $ 13 1/2
         Third quarter                       $ 2915/16       $ 23 1/8             $ 18 7/8         $ 16 1/8
         Fourth quarter                      $ 30 1/16       $ 22 3/8             $ 19 7/8         $ 17 1/4

         As of March 20, 1998, the last reported sales price of the Company's Common Stock, as reported by the NYSE, was $27.6875 per share, and the Common Stock was held of record by approximately 133 holders.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The response to this item is included on page 14 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, and the required information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The response to this item is included on pages 15 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, and the required information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included on pages 22 through 37 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, and the required information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. FINANCIAL STATEMENTS

             Set forth below is a list of the Company's consolidated financial statements included in Part II, Item 8, by incorporation by reference to the Company's 1997 Annual Report to Shareholders (See Exhibit 13); page references correspond to the pages in the 1997 Annual Report to Shareholders on which such items appear.

                                                                        Page

             Quarterly Information (unaudited)  . . . . . . . . . . . . . . 22
             Consolidated Statement of Income for the Years Ended
                December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . 23
             Consolidated Balance Sheet as of December 31, 1997
                and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . 24
             Consolidated Statement of Changes in Stockholders' Equity
                for the Years Ended December 31, 1997,
                1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 25
             Consolidated Statement of Cash Flows for the Years Ended
                December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . 26
             Notes to  Consolidated Financial Statements  . . . . . . . .27-36
             Report of Independent Accountants (Financial Statements) . . . 37

          2. FINANCIAL STATEMENT SCHEDULES

             Report of Independent Accountants (Financial Statement Schedule) (page S-1)
             Schedule II - Valuation and Qualifying Accounts (page S-2)

             All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

          3. EXHIBITS

             Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

                 Exhibit
                 Number                    Description
                 ------                    -----------
                 2.1    --    Sale and Purchase Agreement dated May 15, 1996, among Chase Brass Industries, Inc. (the
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
                              Company, Leavitt Tube Company, Inc., Leavitt Structural Tubing Co. and UNR Industries,
                              Inc.  (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-
                              K filed with the Securities and Exchange Commission on September 13, 1996).

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
                              National Association, as Agent, dated as of August 30, 1996 (incorporated by reference to
                              Exhibit 99.1 to the




                              Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on
                              September 13, 1996).

                10.2*   --    Employment Agreement dated November 10, 1994, between the Company and Mr. Alonzo
                              (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                              the year ended December 31, 1994).

                10.3*   --    Employment Agreement dated October 28, 1996, between Chase Brass & Copper Company, Inc., a wholly owned subsidiary of the Company, and Duane R. Grossett (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December
                              31, 1996).

                10.4*   --    Chase Brass Industries, Inc., 1994 Long-Term Incentive Plan, as amended effective as of
                              October 21, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                10.5    --    Indemnification Agreement dated November 10, 1994, between the Company and Mr. Alonzo
                              (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for
                              the year ended December 31, 1994).

                10.6    --    Schedule identifying additional documents substantially identical to the Indemnification
                              Agreement included as Exhibit 10.5 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit 10.6 to the
                              Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                10.7    --    Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and
                              Mr. Alonzo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on
                              Form 10-K for the year ended December 31, 1994).

                10.8    --    Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC
                              Acquisition Corporation (a wholly-owned subsidiary of the Company now named Chase Brass &
                              Copper Company, Inc.  ("CBCC"), Chase Brass & Copper Company, Incorporated, a Delaware
                              corporation now named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration (Alaska), Inc.
                              ("BP") and The Standard Oil Company ("Standard") (incorporated by reference to Exhibit
                              10.5 to the Company's Registration Statement on Form S-1 as filed with the Securities and
                              Exchange Commission on November 3, 1994, Registration No. 33-83178).

                10.9    --    Subordinated Promissory Note dated August 24, 1990, between the Company and CBCC
                              (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form
                              S-1 as filed with the


                              Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

                10.10   --    Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and
                              Standard (incorporated by reference to Exhibit 10.10 to the Company's Registration
                              Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3,
                              1994, Registration No. 33-83178).

                10.11   --    Tolling Agreement dated May 4, 1994, by and among the Company, CBCC, Old Chase, BP and
                              Standard (incorporated by reference to Exhibit 10.13 to the Company's Registration
                              Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3,
                              1994, Registration No. 33-83178).

                10.12   --    Lease Agreement dated October 14, 1985, between UNR Industries, Inc., UNR-Leavitt
                              Division, as lessee, and Madison Country Economic Development Authority (formerly known as
                              Industrial Development Authority of Madison County), as lessor, regarding certain real property and improvements located in Madison County, Mississippi ("Madison Lease (1985)")
                              (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K
                              for the year ended December 31, 1996).

                10.13   --    Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1985)
                              from UNR Industries, Inc. to Leavitt Tube Company, Inc. ("Leavitt") (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended
                              December 31, 1996).

                10.14   --    Lease Agreement dated October 14, 1988, between UNR Industries, Inc., UNR-Leavitt
                              Division, as lessee, and Madison Country Economic Development Authority (formerly known as
                              Industrial Development Authority of Madison County), as lessor, regarding certain real property and improvements located in Madison County, Mississippi ("Madison Lease (1988)")
                              (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K
                              for the year ended December 31, 1996).

                10.15   --    Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1988)
                              from UNR Industries, Inc. to Leavitt (incorporated by reference to Exhibit 10.15 to the
                              Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                10.16*  --    CBCC Benefit Restoration Plan (incorporated by reference to Exhibit 10.16 to the Company's
                              Annual Report on Form 10-K for the year ended December 31, 1996).

                10.17*  --    Leavitt Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).




               +10.18   --    Participation Agreement dated as of December 23, 1997, among CBCC, as Lessee, ABN Amro
                              Bank N.V., as Lessor, ABN Amro Bank N.V. and Credit Agricole IndoSuez, as Participants,
                              and ABN Amro Bank N.V., as Agent, regarding lease of equipment at CBCC's Montpelier, Ohio, facility.

               +10.19   --    Master Lease dated as of December 23, 1997, between ABN Amro Bank N.V., as Lessor, and
                              CBCC, as Lessee, regarding lease of equipment at CBCC's Montpelier, Ohio, facility.

               +10.20   --    Lease Supplement No. 1 dated as of December 23, 1997, between ABN Amro Bank N.V., as
                              Lessor, and CBCC, as Lessee, supplementing the Master Lease filed herewith as Exhibit
                              10.19.

               +10.21   --    Lease Supplement No. 2 dated as of February 2, 1998, between ABN Amro Bank N.V., as
                              Lessor, and CBCC, as Lessee, supplementing the Master Lease filed herewith as Exhibit
                              10.19.

               +10.22   --    Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.18 and
                              Master Lease filed herewith as Exhibit 10.19.

               +10.23   --    Guarantee dated as of December 23, 1997, from the Company, as Obligor, to ABN Amro Bank
                              N.V., as Agent, guaranteeing obligations of CBCC under Participation Agreement filed herewith as Exhibit 10.18 and Master Lease filed herewith as Exhibit 10.19.

               +13      --    Portions of Chase Industries Inc. 1997 Annual Report to Shareholders incorporated into this Form 10-K by reference.

                21      --    List of Subsidiaries of the Company  (incorporated by reference to Exhibit 21 to the
                              Company's Annual Report on Form 10-K for the year ended December 31, 1996).

               +23      --    Consent of Coopers & Lybrand L.L.P.

               +27      --    Financial Data Schedules (EDGAR filing only).

-------------

+  Filed herewith


         (b)      REPORTS ON FORM 8-K

                  No Current Report on Form 8-K was filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHASE INDUSTRIES INC.

Date:  March 27, 1998                      By:    /s/  MARTIN V. ALONZO
                                             ---------------------------------
                                              Martin V. Alonzo
                                              Chairman of the Board, President
                                              and Chief Executive Officer

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

                 Signature                                      Title                                 Date
                 ---------                                      -----                                 ----
  /s/  MARTIN V. ALONZO                                     Chairman of the Board,                March 27, 1998
--------------------------------------------                President, Chief Executive
       Martin V. Alonzo                                     Officer and Director (Principal
                                                            Executive Officer, Principal
                                                            Financial Officer and Principal
                                                            Accounting Officer)


  /s/  MICHAEL T. SEGRAVES                                  Chief Financial Officer               March 27, 1998
--------------------------------------------                (Principal Financial Officer and
       Michael T. Segraves                                  Principal Accounting Officer)


  /s/  RAYMOND E. CARTLEDGE                                 Director                              March 27, 1998
--------------------------------------------
       Raymond E. Cartledge

  /s/  CHARLES E. CORPENING                                 Director                              March 27, 1998
--------------------------------------------
           Charles E. Corpening
                                                            Director                              March 27, 1998
  /s/  DONALD J, DONAHUE
--------------------------------------------
           Donald J. Donahue
                                                            Director                              March 27, 1998
  /s/  JOHN R. KENNEDY
--------------------------------------------
           John R. Kennedy
                                                            Director                              March   , 1998

--------------------------------------------
           Thomas F. McWilliams
                                                            Director                              March 27, 1998
  /s/  WILLIAM R. TOLLER
--------------------------------------------
           William R. Toller




                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Chase Industries Inc.:

Our report on the consolidated financial statements of Chase Industries Inc. has been incorporated by reference in this Form 10-K from page 37 of the 1997 Annual Report to Stockholders of Chase Industries Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.


Detroit, Michigan
February 4, 1998

                             CHASE INDUSTRIES INC.
                             (PARENT COMPANY ONLY)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                Balance at    Additions     Charged to                    Balance at
                                Beginning     Cost and        Other                          End
                                of Period     Expenses       Accounts       Deductions     of Period
                                ---------     --------       --------       ----------    ---------
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts
     and claims                   $1,236     $        84     $      --      $     34      $     1,286
                                  ======     ===========     =========      ========      ===========

YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts
     and claims                   $1,036     $       201     $       --     $       1     $     1,236
                                  ======     ===========     ==========     =========     ===========

YEAR ENDED DECEMBER 31, 1995
  Allowance for doubtful accounts
     and claims                   $1,036     $          2    $       --     $       2     $    1,036
                                  =======    =============   ==========     =========     ==========



                               INDEX TO EXHIBITS

Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT                                                                              SEQUENTIALLY
NUMBER                            DESCRIPTION                                        NUMBERED PAGE
------                            -----------                                        -------------
    2.1      --   Sale and Purchase Agreement dated May 15, 1996, among Chase
                  Brass Industries, Inc. (the "Company"), Leavitt Structural
                  Tubing Co. and UNR Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1996).

    2.2      --   Amendment No. 1 to Sale and Purchase Agreement dated July 1,
                  1996, by and among the Company, Leavitt Tube Company, Inc., a
                  Delaware corporation and a wholly owned subsidiary of the
                  Company, Leavitt Structural Tubing Co., and UNR Industries,
                  Inc. (incorporated by reference to Exhibit 2.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1996).

    2.3      --   Amendment No. 2 to Sale and Purchase Agreement dated as of
                  August 29, 1996, among the Company, Leavitt Tube Company,
                  Inc., Leavitt Structural Tubing Co. and UNR Industries, Inc.
                  (incorporated by reference to Exhibit 2.4 to the Company's
                  Current Report on Form 8-K filed with the Securities and
                  Exchange Commission on September 13, 1996).

    2.4      --   Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.
                  (incorporated by reference to Exhibit 2.3 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1996).

    3.1      --   Restated Certificate of Incorporation of Chase Brass
                  Industries, Inc., a Delaware corporation (incorporated by
                  reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-8 dated December 9, 1994, Registration No.
                  33-87278).

    3.2      --   By-Laws of the Company (incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form S-1 as
                  filed with the Securities and Exchange Commission on November
                  3, 1994, Registration No. 33-83178).




EXHIBIT                                                                              SEQUENTIALLY
NUMBER                            DESCRIPTION                                        NUMBERED PAGE
------                            -----------                                        -------------

    4.1      --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1 as filed with the Securities and Exchange Commission on
                  November 3, 1994, Registration No. 33-83178).

    4.2      --   Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration
                  Statement on Form S-8 dated December 9, 1994, Registration No.
                  33-87278).

    4.3      --   Voting Agreement dated November 4, 1994, between the Company,
                  CVC and Martin V. Alonzo ("Mr. Alonzo") (incorporated by
                  reference to Exhibit 4.5 to the Company's Registration
                  Statement on Form S-8 dated December 9, 1994, Registration No.
                  33-87278).

   10.1      --   Credit Agreement by and among the Company, the banks referred to therein and PNC Bank, National Association, as Agent, dated as of August 30, 1996 (incorporated by reference to Exhibit
                  99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 1996).

   10.2*     --   Employment Agreement dated November 10, 1994, between the
                  Company and Mr. Alonzo (incorporated by reference to Exhibit
                  10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.3*     --   Employment Agreement dated October 28, 1996, between Chase
                  Brass & Copper Company, Inc., a wholly owned subsidiary of the
                  Company, and Duane R. Grossett (incorporated by reference to
                  Exhibit 10.3 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996).

   10.4*     --   Chase Brass Industries, Inc., 1994 Long-Term Incentive Plan,
                  as amended effective as of October 21, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1996).







EXHIBIT                                                                              SEQUENTIALLY
NUMBER                            DESCRIPTION                                        NUMBERED PAGE
------                            -----------                                        -------------

   10.5      --   Indemnification Agreement dated November 10, 1994, between the
                  Company and Mr. Alonzo (incorporated by reference to Exhibit
                  10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.6      --   Schedule identifying additional documents substantially
                  identical to the Indemnification Agreement included as Exhibit
                  10.5 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1996).

   10.7      --   Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated by
                  reference to Exhibit 10.7 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1994).

   10.8      --   Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
                  wholly-owned subsidiary of the Company now named Chase Brass &
                  Copper Company, Inc. ("CBCC"), Chase Brass & Copper Company,
                  Incorporated, a Delaware corporation now named Ken-Chas
                  Reserve Co.("Old Chase"), BP Exploration (Alaska), Inc. ("BP")
                  and The Standard Oil Company ("Standard") (incorporated by reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 as filed with the Securities and
                  Exchange Commission on November 3, 1994, Registration No.
                  33-83178).

   10.9      --   Subordinated Promissory Note dated August 24, 1990, between the Company and CBCC (incorporated by reference to Exhibit
                  10.8 to the Company's Registration Statement on Form S-1 as
                  filed with the Securities and Exchange Commission on November
                  3, 1994, Registration No. 33-83178).

   10.10     --   Remediation Agreement dated August 24, 1990, by and among the
                  Company, CBCC, BP and Standard (incorporated by reference to
                  Exhibit 10.10 to the Company's Registration Statement on Form
                  S-1 as filed with the Securities and Exchange Commission on
                  November 3, 1994, Registration No. 33-83178).





EXHIBIT                                                                              SEQUENTIALLY
NUMBER                            DESCRIPTION                                        NUMBERED PAGE
------                            -----------                                        -------------

   10.11     --   Tolling Agreement dated May 4, 1994, by and among the Company,
                  CBCC, Old Chase, BP and Standard (incorporated by reference to
                  Exhibit 10.13 to the Company's Registration Statement on Form
                  S-1 as filed with the Securities and Exchange Commission on
                  November 3, 1994, Registration No. 33-83178).

   10.12     --   Lease Agreement dated October 14, 1985, between UNR
                  Industries, Inc., UNR-Leavitt Division, as lessee, and Madison
                  Country Economic Development Authority (formerly known as
                  Industrial Development Authority of Madison County), as
                  lessor, regarding certain real property and improvements
                  located in Madison County, Mississippi ("Madison Lease
                  (1985)") (incorporated by reference to Exhibit 10.12 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996).

   10.13     --   Assignment and Consent Agreement dated August 28, 1996,
                  assigning the Madison Lease (1985) from UNR Industries, Inc.
                  to Leavitt Tube Company, Inc. ("Leavitt") (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1996).

   10.14     --   Lease Agreement dated October 14, 1988, between UNR
                  Industries, Inc., UNR-Leavitt Division, as lessee, and Madison
                  Country Economic Development Authority (formerly known as
                  Industrial Development Authority of Madison County), as
                  lessor, regarding certain real property and improvements
                  located in Madison County, Mississippi ("Madison Lease
                  (1988)") (incorporated by reference to Exhibit 10.14 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996).

   10.15     --   Assignment and Consent Agreement dated August 28, 1996,
                  assigning the Madison Lease (1988) from UNR Industries, Inc.
                  to Leavitt (incorporated by reference to Exhibit 10.15 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996).

   10.16*    --   CBCC Benefit Restoration Plan (incorporated by reference to
                  Exhibit 10.16 to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1996).

   10.17*    --   Leavitt Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).







EXHIBIT                                                                              SEQUENTIALLY
NUMBER                            DESCRIPTION                                        NUMBERED PAGE
------                            -----------                                        -------------

  +10.18     --   Participation Agreement dated as of December 23, 1997, among
                  CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN Amro Bank
                  N.V. and Credit Agricole IndoSuez, as Participants, and ABN
                  Amro Bank N.V., as Agent, regarding lease of equipment at
                  CBCC's Montpelier, Ohio, facility.

  +10.19     --   Master Lease dated as of December 23, 1997, between ABN Amro
                  Bank N.V., as Lessor, and CBCC, as Lessee, regarding lease of equipment at CBCC's Montpelier, Ohio, facility.

  +10.20     --   Lease Supplement No. 1 dated as of December 23, 1997, between
                  ABN Amro Bank N.V., as Lessor, and CBCC, as Lessee,
                  supplementing the Master Lease filed herewith as Exhibit
                  10.19.

  +10.21     --   Lease Supplement No. 2 dated as of February 2, 1998, between
                  ABN Amro Bank N.V., as Lessor, and CBCC, as Lessee,
                  supplementing the Master Lease filed herewith as Exhibit
                  10.19.

  +10.22     --   Appendix 1 (Definitions) to Participation Agreement filed
                  herewith as Exhibit 10.18 and Master Lease filed herewith as
                  Exhibit 10.19.

  +10.23     --   Guarantee dated as of December 23, 1997, from the Company, as
                  Obligor, to ABN Amro Bank N.V., as Agent, guaranteeing
                  obligations of CBCC under Participation Agreement filed
                  herewith as Exhibit 10.18 and Master Lease filed herewith as
                  Exhibit 10.19.

  +13        --   Portions of Chase Industries Inc. 1997 Annual Report to
                  Shareholders incorporated into this Form 10-K by reference.

   21        --   List of Subsidiaries of the Company  (incorporated by
                  reference to Exhibit 21 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 1996).

  +23        --  Consent of Coopers & Lybrand L.L.P.

  +27        --  Financial Data Schedules (EDGAR filing only).


---------
+  Filed herewith