Form 10-Q
period 1998-03-31
CHASE INDUSTRIES INC
filed 1998-05-14
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       or

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


                               YES [X]     NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 1998  . . . . . . . . . . . . . . .  6,046,416
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF APRIL 30, 1998 . . . . . . . . . . . 4,100,079*

----------
* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

================================================================================

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                               Page
-------   --------------------                                                               ----
          Consolidated Balance Sheet as of March 31, 1998
                          and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .   3

          Consolidated Statement of Income for the three months ended
                 March 31, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . .   4

          Consolidated Statement of Cash Flows for the three months ended
                 March 31, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . .   5

          Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .   13


                                               PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   20

          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   March 31, December 31,
                                                                     1998       1997
                                                                     ----       ----

                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $  3,806    $    924
  Receivables, net of allowance for doubtful accounts and
    claims of $1,304 and $1,286 in 1998 and 1997, respectively      47,498      42,368
  Inventories                                                       59,640      63,688
  Prepaid expenses                                                   1,102         922
  Deferred income taxes                                              2,550       2,509
                                                                  --------    --------
    Total current assets                                           114,596     110,411
Property, plant and equipment, net                                  93,532      94,162
Other assets                                                         4,426       4,928
                                                                  --------    --------
      Total assets                                                $212,554    $209,501
                                                                  ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 30,804    $ 37,244
  Accrued compensation and benefits                                  5,913       6,651
  Accrued income taxes                                               3,615        --
  Other accrued liabilities                                          6,823       6,425
  Current portion of long-term debt                                    147         141
                                                                  --------    --------
   Total current liabilities                                        47,302      50,461
Long-term debt                                                      46,408      48,068
Deferred income taxes                                               12,684      12,259
                                                                  --------    --------
    Total liabilities                                              106,394     110,788
                                                                  --------    --------
Commitments and contingencies                                         --          --
                                                                  --------    --------
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares authorized;
    6,038,266 and 6,002,046 shares issued and outstanding
    in 1998 and 1997, respectively                                      60          60
  Nonvoting common stock, $.01 par value, 5,000,000 shares
    authorized; 4,100,079 shares issued and outstanding
    in 1998 and 1997                                                    41          41
  Additional paid-in capital                                        31,065      30,597
  Retained earnings                                                 74,994      68,015
                                                                  --------    --------
    Total stockholders' equity                                     106,160      98,713
                                                                  --------    --------
      Total liabilities and stockholders' equity                  $212,554    $209,501
                                                                  ========    ========


                  The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                            Three Months Ended
                                                                March 31,
                                                             1998        1997
                                                           --------    --------

Net sales                                                  $125,118    $126,074
Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)                  106,641     107,922
                                                           --------    --------

   Gross profit                                              18,477      18,152

Selling, general and administrative expenses                  3,609       3,861

Depreciation and amortization                                 2,630       2,438
                                                           --------    --------

   Operating income                                          12,238      11,853

Interest expense, net                                           981       1,282

   Income before income taxes                                11,257      10,571

Provision for income taxes                                    4,278       4,017
                                                           --------    --------

   Net income                                              $  6,979    $  6,554
                                                           ========    ========

Earnings per share:
   Basic                                                   $    .69    $    .65
                                                           ========    ========

   Diluted                                                 $    .67    $    .64
                                                           ========    ========













                  The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                     Three Months Ended March 31,
                                                                          1998          1997
                                                                        --------     --------
Operating activities:
    Net income                                                          $  6,979     $  6,554
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                       2,630        2,438
       Deferred income tax expense                                           384          222
       Changes in assets and liabilities:
           (Increase) in receivables                                      (5,130)     (13,446)
           Decrease in inventories                                         4,048          113
           (Decrease) increase in accounts payable                        (6,440)       2,650
           Increase in accrued liabilities                                 3,275        1,917
           Other, net                                                        164          536
                                                                        --------     --------
       Net cash provided by operating activities                           5,910          984
Investing activities:
    Expenditures for property, plant and equipment                        (3,842)      (1,310)
                                                                        --------     --------
       Net cash (used in) investing activities                            (3,842)      (1,310)
                                                                        --------     --------
Financing activities:
    Revolving credit facility (repayments) borrowings, net                (1,578)       8,843
    Equipment financing                                                    2,000         --
    Principal payments on long-term debt                                     (76)     (15,071)
    Issuance of common stock - options exercised                             468          343
                                                                        --------     --------
       Net cash provided by (used in) financing activities                   814       (5,885)
                                                                        --------     --------

Net (decrease) in cash and cash equivalents                                2,882       (6,211)

Cash and cash equivalents, beginning of period                               924        9,763

Cash and cash equivalents, end of period                                $  3,806     $  3,552
                                                                        ========     ========

Supplemental disclosures:
    Interest and bank fees paid                                         $    640     $    935
                                                                        ========     ========
    Income taxes paid                                                   $    119     $  1,555
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

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of March 31, 1998, and December 31, 1997, the consolidated statement of income for the three months ended March 31, 1998 and 1997, and the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

         The accompanying financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for March 31, 1998 and 1997, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information.

         The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K dated March 20, 1998.

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

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. The Company is assessing the impact on its financial statements disclosures.

2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent periods. If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $1.6 million lower and $3.0 million higher at March 31, 1998, and December 31, 1997, respectively. Inventories consisted of the following (in thousands):


                                          March 31,  December 31,
                                            1998         1997
                                          --------   ------------
Raw materials                             $ 17,180     $ 22,891
Work in process                             20,037       12,631
Finished goods                              24,050       29,369
                                          --------     --------
                                            61,267       64,891
Tolling metal due customers                 (1,627)      (1,203)
                                          --------     --------
                                          $ 59,640     $ 63,688
                                          ========     ========



3.       COMMON STOCK AND EARNINGS PER SHARE:

         The Company's Board of Directors has declared a three-for-two stock split for shareholders of record as of June 6, 1998. The stock split is subject to shareholder approval of an increase in the Company's authorized shares at the Company's annual meeting of shareholders to be held May 26, 1998. If shareholder approval is obtained, the Company's issued shares will increase from approximately 10 million to approximately 15 million shares. Fractional shares resulting from the stock split will be paid in cash, without interest, in an amount equal to one-third the closing sale price per share of the common stock as reported on the New York Stock Exchange on June 6, 1998. The mail date for new stock certificates and the payment date for fractional shares will be June 26, 1998. If the shareholders do not approve the increase in authorized shares at the annual meeting, the stock split will not occur.

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares are as follows:

                                     Three Months Ended March 31,
                        -----------------------------------------------------
                                  1998                         1997
                        ------------------------     ------------------------
                           EPS          Shares          EPS           Shares
                        ----------    ----------     ----------    ----------

Basic                   10,114,891    $      .69     10,076,758    $      .65
Stock options              248,701          (.02)       196,839          (.01)
                        ----------    ----------     ----------    ----------
Diluted                 10,363,592    $      .67     10,273,597    $      .64
                        ==========    ==========     ==========    ==========



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

         At March 31, 1998, and December 31, 1997, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

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

         While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing occasional exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. The Ohio Environmental Protection Agency ("Ohio EPA") is kept apprised as to the status of activities concerning the elimination of exceedances and has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if exceedances of the Permit limits continue. In early 1997 CBCC identified certain conditions it believed to be contributing to the Permit limit exceedances and undertook corrective measures that have reduced significantly the Permit limit exceedances. Although certain Permit limit exceedances are still being experienced on occasion, precluding CBCC's routine compliance with the Permit, CBCC has identified certain additional conditions that may be contributing to the exceedances and is actively working to correct these conditions.

         CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or state laws with respect to four sites, and may have been identified as a PRP at one additional site, as described in the following paragraphs.

         In connection with one of the four sites, located in Cleveland, Ohio, CBCC has been named as one of over 130 defendants in a CERCLA Section 107 action which

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


seeks recovery of response costs previously spent and proposed to be spent by the plaintiff. The plaintiff has alleged that between 1990 and 1993 it and the other ordered parties have incurred response costs in excess of $10 million. The Company believes that CBCC has had no contact with the site and has no knowledge as to what, if any, share of response costs has been allocated to CBCC. BP has been notified of this suit and has assumed the defense thereof because alleged events giving rise to the CERCLA liability occurred prior to the CBCC Acquisition.

         With respect to a second site, located in Tifton, Georgia, CBCC has been notified by a group of private parties of its potential identification as a PRP. The notice alleges that CBCC may be liable for contribution with respect to prior cleanup costs incurred by third parties at this site and may be required to participate in funding future cleanup costs at this site. The Company believes that CBCC has had no contact with the site and has no knowledge as to what, if any, share of response costs would be allocated to CBCC if it is determined that CBCC or Old Chase had any contact with this site. BP has been notified and has assumed the defense of this matter.

         With respect to the third and fourth sites, in March 1998 CBCC received a notice from the EPA of its potential identification as a PRP at two related sites, one in Kansas City, Kansas, and one in Kansas City, Missouri. According to the notice, the sites were operated by waste disposal companies from 1982 until 1987, during which time over 1,500 parties sent materials containing polychlorinated biphenyls ("PCB's") to the site. Based on information provided with the notice, the Company believes that the brass rod division of Old Chase may have generated waste materials that were treated and/or disposed of at these sites. According to the notice, a group of PRP's at the sites are performing an analysis to evaluate and compare different cleanup alternatives at these sites, and the EPA is planning to conduct removal activities at both facilities. As noted above, the alleged activities with respect to these sites occurred between 1982 and 1987 and, therefore, CBCC has had no contact with these sites. The notice does not provide, and CBCC has no knowledge of, the anticipated cleanup costs at these sites or the portion, if any, of liability for such costs that may be allocated based on materials of Old Chase that may have been treated and/or disposed of at theses sites. BP has been notified and has agreed to assume the defense of this matter.

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

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

         To the extent CBCC incurs cleanup costs with respect to CBCC's site, it intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


recovery from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million promissory note issued to BP as part of the CBCC Acquisition (the "BP Note") to the extent it legally is entitled to do so.

         On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio (the "Petition"). In the Petition, Plaintiffs seek declaratory judgement regarding the calculation of interest payable under the BP Note, and the recovery of interest amounts previously becoming due and payable under the BP Note which the Company offset against the receivable from BP. Plaintiffs also have asserted that, as a result of the Company's failure to pay interest previously due and payable under the BP Note, the Company is in default under the BP Note and seek recovery of the $20 million principal amount of the BP Note. The Company disputes the allegations set forth in the Petition and believes that, even if plaintiffs were to prevail in their positions as set forth the Petition, the Company believes that it would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing bank credit facility. Therefore, the Company continues to classify the BP Note as long-term.

         Leavitt. Prior to the closing of the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to close the UST removal project. The IDEM has not yet issued a "closure" letter and, in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Additional groundwater sampling was conducted in fourth quarter 1997, and the test results were submitted to the IDEM for review. Based on these test results, which indicated the presence in the groundwater of certain contaminants in excess of currently permissible levels in Indiana, the IDEM has not agreed to issue a "closure" letter.

         Pending further direction from the IDEM, the Company currently is unable to determine what, if any, remedial activities may be required at the Hammond facility. Although the cleanup costs associated with the environmental conditions at the Hammond facility could be material, based on the results of the 1997 sampling the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, UNR Industries, Inc., is obligated under the

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Leavitt Acquisition Agreement to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

                              CHASE INDUSTRIES INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company, through its wholly owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free- machining and forging brass rod and structural and mechanical steel tubing. Chase Industries Inc. is traded on the New York Stock Exchange under the symbol CSI. Visit our home pages on the world wide web at www.chasebrass.com and www.leavitt-tube.com.

STOCK SPLIT

         The Company's Board of Directors has declared a three-for-two stock split for shareholders of record as of June 6, 1998. The stock split is subject to shareholder approval of an increase in the Company's authorized shares at the Company's annual meeting of shareholders to be held May 26, 1998. If shareholder approval is obtained, the Company's issued shares will increase from approximately 10 million to approximately 15 million shares. Fractional shares resulting from the stock split will be paid in cash, without interest, in an amount equal to one-third the closing sale price per share of the common stock as reported on the New York Stock Exchange on June 6, 1998. The mail date for new stock certificates and the payment date for fractional shares will be June 26, 1998. If the shareholders do not approve the increase in authorized shares at the annual meeting, the stock split will not occur.

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

                              CHASE INDUSTRIES INC.



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

LEAVITT

         Leavitt is a leading producer of structural and mechanical electric resistance welded steel tubing in square, rectangular and round shapes in sizes ranging from 1/2 inch to 10 inch squares and equivalent rectangles and 3/8 inch to 12 3/4 inches in outer diameter for round sizes. Leavitt's financial performance may be impacted by changes in the price it pays for flat-rolled steel, the primary cost component of Leavitt's finished product, which is based on the market conditions in the flat-rolled steel industry. Based on the then-current market conditions in the steel tubing industry, Leavitt may or may not pass the economic impact of steel price changes on to its customers through changes in the selling price.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998, Compared with Three Months Ended March 31,
1997

         Net sales decreased $959,000, or 1%, to $125.1 million in 1998. This decline was due to a 10% reduction in the brass rod Metal Selling Price. Demand remains strong for brass rod and steel tubing, and the Company experienced record shipments in first quarter 1998. The brass rod market was driven by ongoing strength in the industry's largest end use market, construction and remodeling, as record new housing starts spur sales of plumbing fittings and fixtures. The steel tubing business continues to see growth in sales of structural steel tubing thanks in part to an industry wide marketing campaign emphasizing its advantages over alternative materials.

                              CHASE INDUSTRIES INC.



         As a result of the above factors, gross profit increased 325,000, or 2%, to $18.5 million in first quarter 1998 compared with 1997, despite production interruptions from the integration of the new billet heaters and lower contributions from reduced free-market brass scrap purchases.

         Selling, general and administrative expenses decreased $252,000, or 7%, to $3.6 million and depreciation and amortization increased $192,000, or 8%, to $2.6 million in first quarter 1998.

         As a result of the above factors, operating income increased $385,000, or 3%, to $12.2 million in first quarter 1998 compared with 1997.

         Net interest expense decreased $301,000, or 23%, to $981,000 in first quarter 1998, primarily as a result of prepayments of Leavitt Acquisition debt.

         Based on the above factors, net income increased $425,000, or 6%, to $7.0 million. Basic earnings per share increased to $.69 in first quarter 1998 compared with $.65 in first quarter 1997. Diluted earnings per share was $.67 in first quarter 1998 compared with $.64 in first quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

         At March 31, 1998, cash and cash equivalents totaled $3.8 million compared with $924,000 at year end 1997. Total debt at March 31, 1998, was $46.6 million compared with $48.2 million at year end 1997. All Leavitt Acquisition debt payments originally due through July 2000 had been prepaid as of March 31, 1998.

Working Capital

         At March 31, 1998, working capital was $67.3 million, a $7.3 million, or 12%, increase from $60.0 million at December 31, 1997.

         At March 31, 1998, the increase in working capital predominantly resulted from a $2.8 million increase in cash and cash equivalents, a $5.1 million, or 12%, increase in accounts receivable, and a $6.4 million, or 17%, decrease in accounts payable, partially offset by a $4.0 million, or 6%, decrease in inventories, and a $3.3 million increase in accrued liabilities.

         The increase in accounts receivable and the decline in inventories was due principally to an increase of $7.4 million, or 21%, in net sales in March 1998 compared with December 1997. The Company's shipments typically are lower in December due to customer shutdowns.

         The Company's current ratio was 2.42 at March 31, 1998, compared to
2.19 at December 31, 1997.
Cash Flow Provided by Operating Activities

                              CHASE INDUSTRIES INC.



         For the three months ended March 31, 1998, net cash provided by operating activities was $5.9 million, which included net income of $7.0 million and depreciation and amortization of $2.6 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $4.4 million.

         For the three months ended March 31, 1997, net cash provided by operating activities was $984,000, which included net income of $6.6 million and depreciation and amortization of $2.4 million, partially offset by an increase in working capital, excluding cash, debt and deferred income taxes, of $8.7 million.

Cash Flow Used in Investing Activities

         Capital expenditures were $3.8 million for the three months ended March 31, 1998, and $1.3 million for the three months ended March 31, 1997.

Cash Flow Used in Financing Activities

         Cash provided by financing activities of $814,000 for the three months ended March 31, 1998, consisted of proceeds of $2 million received in conjunction with the lease of billet heating equipment and $468,000 from the issuance of common stock for stock options exercised, partially offset by net repayments of long-term debt of $1.7 million. Financing activities during the three months ended March 31, 1997, included net repayments of long-term debt of $6.2 million partially offset by $343,000 from the issuance of common stock for stock options exercised.

Capital Resources

         In 1996, the Company launched a capital project referred to as "Project 400." The project includes potential expansion of CBCC's foundry, extrusion system and finishing capability with an ultimate goal of increasing finished brass rod shipments to approximately 400 million pounds annually, a one-third increase over current production levels. The first phase of the project included the installation of three new billet heaters in fourth quarter 1997 which were fully operational by the end of first quarter 1998. It is anticipated that capital projects will be paid for with cash flow provided by operating activities.

Bank Credit Facility

         In connection with the Leavitt Acquisition in August 1996, the Company entered into a new credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association. The Bank Credit Facility replaced the Company's existing $33 million bank credit facility, and includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). The Company prepaid $30 million on the Term Loan in 1997 and $10 million in 1996, including all amounts originally due through July 2000. The remaining balance on the Term Loan is payable in quarterly installments in amounts ranging from $475,000 in October 2000 to $1,525,000 due October 2002. The total borrowing capacity under the Revolving Credit Facility is determined monthly by a formula based on levels of inventory and

                              CHASE INDUSTRIES INC.



accounts receivable, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time.

         Effective June 16, 1997, the Company and PNC Bank agreed to an amendment to the Bank Credit facility which reduced the Company's LIBOR spread and provided a Federal funds interest rate option for the Revolving Credit Facility. Advances under the Bank Credit Facility will bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter.

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

         As of March 31, 1998, $20 million was outstanding under the Term Loan and $6.0 million was outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $34.0 million.

BP Note

         In connection with the CBCC Acquisition, the Company issued a promissory note to Old Chase in the original principal amount of $20.0 million (the "BP Note"). The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially was scheduled to mature in August 1996, and the Company, at its option, extended the maturity date to August 1999, with interest payable annually from August 1996 through maturity at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (as defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totalling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997, were offset against the receivable from BP. See Note 4 of Notes to Consolidated Financial Statements and Part II. Item 1. Legal Proceedings.

CONTINGENCIES - ENVIRONMENTAL MATTERS

         As discussed in Note 4 of Notes to Consolidated Financial Statements, each of CBCC and Leavitt are subject to certain contingent liabilities relating to environmental conditions at their respective facilities. Because investigatory activities with respect to such environmental conditions have not been completed, the Company currently is unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith. However, the cleanup costs associated with these environmental conditions may be material and, in the event CBCC or Leavitt, as applicable, were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform

                              CHASE INDUSTRIES INC.



or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition. Notwithstanding this potential (although uncertain) material liability, because of the contractual obligations of third parties with respect to such environmental conditions, the Company does not believe that it will be required to make material expenditures with respect to these environmental conditions or that the cleanup costs or other liabilities associated with such conditions will have a material adverse effect on the Company's financial condition, results of operations or liquidity. On the bases stated above, the Company has not made any related accrual of all or any part of such costs.

CONTINGENCIES - LEGAL PROCEEDINGS

         As discussed in Item 1. Legal Proceedings of Part II, the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company believes that it would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term, and believes that judgement against the Company and CBCC would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

SAFE HARBOR

         Management uses estimates and assumptions in discussing future operations of the Company and conditions in the industries in which it operates. Such forecasts made by the Company are forward looking and are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Actual results will be affected by general economic and industry conditions in the end-use markets for the Company's products, as well as the impact of competitive products and pricing. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod and steel tubing. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption.

                              CHASE INDUSTRIES INC.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio (the "Petition"). In the Petition, Plaintiffs seek declaratory judgement regarding the calculation of interest payable under the BP Note. Under the BP Note, a contingent interest payment was payable August 24, 1996, calculated pursuant to a formula based on the Company's "EBDIT" (defined in the BP Note as earnings before depreciation, interest and taxes, as determined in accordance with GAAP) for years 1990 through 1995. In calculating the interest payable August 24, 1996, the Company followed the express terms of the BP Note and, accordingly, deducted amortization from earnings for the purposes of the interest calculation. In calculating the interest payable on August 24, 1996, in accordance with the express terms of the BP Note, the interest payable was $254,748, which the Company offset against the receivable from BP. Plaintiffs allege that, notwithstanding the express terms of the BP Note, the term "EBDIT" should be interpreted to refer to earnings before depreciation, interest, taxes and amortization and, based on such interpretation, allege that the contingent interest payable under the BP Note in August 1996 should have been $5,833,811.

         In addition, under the BP Note, interest is payable August 24 of each year from and after August 24, 1996, until the BP Note matures on August 24, 1999. The interest due and payable August 24, 1997, was $1,856,000, which amount the Company also offset against the receivable from BP. Plaintiffs also seek money judgement against the Company for payment of the $1,856,000 in interest that was payable as of August 24, 1997.

         By letter dated March 23, 1998, Old Chase asserted that, as a result of failing to pay the interest as described in the Petition, the Company was in default under the BP Note and, on such basis, Old Chase gave written notice of acceleration of the BP Note. Plaintiffs subsequently have amended the Petition seeking an additional judgement in the principal amount of $20 million (the original and currently outstanding principal amount of the BP Note.)

         The Company disputes the allegations made by the Plaintiffs regarding the interpretation of EBDIT, believes that the Company properly offset the interest amounts payable in August 1996 and 1997 against the receivable from BP, and believes this lawsuit is without merit. On the same basis, the Company disputes that a default exists under the BP Note. In the event plaintiffs were to prevail in their positions, the Company believes that it would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under its existing Bank Credit Facility and, therefore, judgement against the Company and CBCC would not have a

                   CHASE INDUSTRIES INC.CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


material adverse effect on the Company's financial condition, results of operations or liquidity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS

3.1      --      Restated Certificate of Incorporation of Chase Brass Industries, Inc., a Delaware
                 corporation (incorporated by reference to Exhibit 4.1 to the Company's Registration
                 Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278), as amended by the Certificate of First Amendment to the Company's Restated Certificate
                 of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current
                 Report on Form 8-K dated May 14, 1997).

3.2      --      By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's
                 Registration Statement on Form S-1 as filed with the Securities and Exchange
                 Commission on November 3, 1994, Registration No. 33-83178).

4.1      --      Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the
                 Company's Registration Statement on Form S-1 as filed with the Securities and
                 Exchange Commission on November 3, 1994, Registration No. 33-83178).

4.2      --      Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture
                 Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's
                 Registration Statement on Form S-8 dated December 9, 1994, Registration No.
                 33-87278).

4.3      --      Voting Agreement dated November 4, 1994, between the Company, CVC and Martin V.
                 Alonzo ("Mr. Alonzo") (incorporated by reference to Exhibit 4.5 to the Company's
                 Registration Statement on Form S-8 dated December 9, 1994, Registration No.
                 33-87278).

10.1     --      Lease Supplement No. 2 dated as of February 2, 1998, between ABN Amro Bank N.V., as
                 Lessor, and CBCC, as Lessee, supplementing the Master Lease dated as of December
                 23, 1997, between ABN Amro Bank N.V., as

                              CHASE INDUSTRIES INC.

                 Lessor, and CBCC, as Lessee, regarding the lease of equipment at CBCC's Montpelier,
                 Ohio, facility, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1997 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

+27      --      Financial Data Schedules (EDGAR filing only).

----------
+  Filed herewith

         (b)      REPORTS ON FORM 8-K

                  No Current Report on Form 8-K was filed by the Company during the first quarter of 1998.

                              CHASE INDUSTRIES INC.



                                S I G N A T U R E

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             CHASE INDUSTRIES INC.


 Date:  April 30, 1998                       By:   /s/ MICHAEL T. SEGRAVES
                                                   -----------------------------
                                                   Michael T. Segraves
                                                   Vice President
                                                   Chief Financial Officer
                                                   (duly authorized officer and
                                                   Principal Financial Officer)

                              CHASE INDUSTRIES INC.



                                INDEX TO EXHIBITS

Exhibit                                                                                                  Sequentially
   No.                                   Description of Exhibits                                         Numbered Page
-------                                  -----------------------                                         -------------

3.1     --       Restated Certificate of Incorporation of Chase Brass Industries, Inc., a Delaware
                 corporation (incorporated by reference to Exhibit 4.1 to the Company's Registration
                 Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278), as amended by the Certificate of First Amendment to the Company's Restated Certificate of
                 Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current
                 Report on Form 8-K dated May 14, 1997).

3.2     --       By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's
                 Registration Statement on Form S-1 as filed with the Securities and Exchange
                 Commission on November 3, 1994, Registration No. 33-83178).

4.1     --       Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the
                 Company's Registration Statement on Form S-1 as filed with the Securities and
                 Exchange Commission on November 3, 1994, Registration No. 33-83178).

4.2     --       Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture
                 Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's
                 Registration Statement on Form S-8 dated December 9, 1994, Registration No.
                 33-87278).

4.3     --       Voting Agreement dated November 4, 1994, between the Company, CVC and Martin V.
                 Alonzo ("Mr. Alonzo") (incorporated by reference to Exhibit 4.5 to the Company's
                 Registration Statement on Form S-8 dated December 9, 1994, Registration No.
                 33-87278).

10.1    --       Lease Supplement No. 2 dated as of February 2, 1998, between ABN Amro Bank N.V., as
                 Lessor, and CBCC, as Lessee, supplementing the Master Lease dated as of December
                 23, 1997, between ABN Amro Bank N.V., as Lessor, and CBCC, as Lessee, regarding the lease of equipment at CBCC's Montpelier, Ohio, facility, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997
                 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form
                 10-K for the year ended December 31, 1997).

+27     --       Financial Data Schedules (EDGAR filing only).

----------
+  Filed herewith