Form 10-Q
period 1998-06-30
CHASE INDUSTRIES INC
filed 1998-08-14
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



    [X]         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                                 YES [X] NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 1998....................................9,082,703
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF JULY 31, 1998..........................6,150,118*

---------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

================================================================================

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                          Page
         Consolidated Balance Sheet as of June 30, 1998
                   and December 31, 1997..............................................   3

         Consolidated Statement of Income for the three and six months ended
                   June 30, 1998 and 1997.............................................   4

         Consolidated Statement of Cash Flows for the six months ended
                   June 30, 1998 and 1997.............................................   5

         Notes to Consolidated Financial Statements...................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................  13


                   PART II. OTHER INFORMATION


Item 1.  Legal Proceedings...........................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders.........................   22

Item 6.  Exhibits and Reports on Form 8-K............................................   24

         Signature...................................................................   26

                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                     June 30,      December 31,
                                                                       1998           1997
                                                                     --------       --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                         $  1,835       $    924
   Receivables, net of allowance for doubtful accounts and
     claims of $1,319 and $1,286 in 1998 and 1997, respectively        41,678         42,368
   Inventories                                                         62,734         63,688
   Prepaid expenses                                                       918            922
   Deferred income taxes                                                2,560          2,509
                                                                     --------       --------
      Total current assets                                            109,725        110,411
Property, plant and equipment, net                                     93,318         94,162
Other assets                                                            4,426          4,928
                                                                     --------       --------
      Total assets                                                   $207,469       $209,501
                                                                     ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $ 24,743       $ 37,244
   Accrued compensation and benefits                                    6,109          6,651
   Accrued income taxes                                                 1,733             --
   Other accrued liabilities                                            6,613          6,425
   Current portion of long-term debt                                      149            141
                                                                     --------       --------
      Total current liabilities                                        39,347         50,461
Long-term debt                                                         43,878         48,068
Deferred income taxes                                                  12,901         12,259
                                                                     --------       --------
      Total liabilities                                                96,126        110,788
                                                                     --------       --------
Commitments and contingencies                                              --             --
                                                                     --------       --------
Stockholders' equity:
   Common stock, $.01 par value, 36,310,000 and 25,000,000 shares authorized in 1998 and 1997, respectively, 9,082,028 and
     6,002,046 shares issued and outstanding in 1998 and 1997,
     respectively                                                          90             60
   Nonvoting common stock, $.01 par value, 12,300,000 and
     5,000,000 shares authorized in 1998 and 1997, respectively;
     6,150,118 and 4,100,079 shares issued and outstanding
     in 1998 and 1997, respectively                                        62             41
   Additional paid-in capital                                          31,476         30,597
   Retained earnings                                                   79,715         68,015
                                                                     --------       --------
      Total stockholders' equity                                      111,343         98,713
                                                                     --------       --------
      Total liabilities and stockholders' equity                     $207,469       $209,501
                                                                     ========       ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                   Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                    1998         1997         1998         1997
                                                  --------     --------     --------     --------
Net sales                                         $112,253     $129,080     $237,371     $255,154

Cost of goods sold (exclusive of depreciation
   and amortization shown separately below)         95,072      111,125      201,713      219,047

Lower of cost-or-market writedown                    2,424           --        2,424           --
                                                  --------     --------     --------     --------

    Gross profit                                    14,757       17,955       33,234       36,107

Selling, general and administrative expenses         3,623        4,026        7,232        7,887

Depreciation and amortization                        2,674        2,431        5,304        4,869
                                                  --------     --------     --------     --------

    Operating income                                 8,460       11,498       20,698       23,351

Interest expense, net                                  845        1,231        1,826        2,513
                                                  --------     --------     --------     --------

    Income before income taxes                       7,615       10,267       18,872       20,838

Provision for income taxes                           2,894        3,901        7,172        7,918
                                                  --------     --------     --------     --------

    Net income                                    $  4,721     $  6,366     $ 11,700     $ 12,920
                                                  ========     ========     ========     ========

Earnings per share*:

   Basic                                          $    .31     $    .42     $    .77     $    .85
                                                  ========     ========     ========     ========

   Diluted                                        $    .30     $    .41     $    .75     $    .84
                                                  ========     ========     ========     ========

*  Adjusted for the three-for-two stock split effective June 6, 1998.


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                        Six Months Ended June 30,
                                                           1998          1997
                                                         --------      --------
Operating activities:
   Net income                                            $ 11,700      $ 12,920
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                         5,304         4,869
      Deferred income tax expense                             591           447
      Lower of cost-or-market writedown                     2,424            --
      Changes in assets and liabilities:
        Decrease (increase) in receivables                    690       (15,420)
        (Increase) decrease in inventories                 (1,470)        6,312
        (Decrease) increase in accounts payable           (12,501)        1,912
        Increase (decrease) in accrued liabilities          1,379        (1,534)
        Other, net                                            189         1,192
                                                         --------      --------
           Net cash provided by operating activities        8,306        10,698
                                                         --------      --------
Investing activities:
   Expenditures for property, plant and equipment          (6,143)       (4,868)
                                                         --------      --------
           Net cash (used in) investing activities         (6,143)       (4,868)
                                                         --------      --------
Financing activities:
   Revolving credit facility borrowings, net                  926         2,222
   Equipment financing                                      2,000            --
   Principal payments on long-term debt                    (5,108)      (15,100)
   Issuance of common stock - options exercised               930           491
                                                         --------      --------
           Net cash (used in) financing activities         (1,252)      (12,387)
                                                         --------      --------

Net increase (decrease) in cash and cash equivalents          911        (6,557)

Cash and cash equivalents, beginning of period                924         9,763
                                                         --------      --------

Cash and cash equivalents, end of period                 $  1,835      $  3,206
                                                         ========      ========

Supplemental disclosures:
   Interest and bank fees paid                           $  1,095      $  1,700
                                                         ========      ========

   Income taxes paid                                     $  4,561      $  9,485
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

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of June 30, 1998, and December 31, 1997, the consolidated statement of income for the three and six months ended June 30, 1998 and 1997, and the consolidated statement of cash flows for the six months ended June 30, 1998 and 1997, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

         The accompanying financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for June 30, 1998 and 1997, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information.

         The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K dated March 20, 1998.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which is effective for fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Management of the Company believes SFAS 133 will not have a material effect on its financial position or results of operations.

2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent periods. During second quarter 1998, the Company incurred a non-cash inventory writedown totaling $2.4 million. The lower of cost-or-market writedown was caused by the June 1, 1998, 10 cent-per-pound reduction in the brass metal price.
         If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $1.7 million lower and $3.0 million higher at June 30, 1998, and December 31, 1997, respectively. Inventories consisted of the following (in thousands):


                                  June 30,      December 31,
                                    1998            1997
                                  --------      ------------
Raw materials                     $ 20,255        $ 22,891
Work in process                     16,831          12,631
Finished goods                      26,890          29,369
                                  --------        --------
                                    63,976          64,891
Tolling metal due customers         (1,242)         (1,203)
                                  --------        --------
                                  $ 62,734        $ 63,688
                                  ========        ========


3.       COMMON STOCK AND EARNINGS PER SHARE:

         The Company's Board of Directors declared, and the stockholders approved, a three-for-two stock split for shareholders of record as of June 6, 1998. The Company's issued shares increased from approximately 10 million to approximately 15 million shares. Fractional shares resulting from the stock split were paid in cash, without interest. In conjunction with the stock split, the Company's Restated Certificate of Incorporation was amended by shareholder vote to

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

increase the number of authorized shares from 25 million to 36.31 million for Common Stock and from 5 million to 12.3 million for Non-Voting Common Stock.

         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split effective June 6, 1998. Average shares are as follows:


                                 Three Months Ended June 30,
                      ---------------------------------------------------
                                 1998                        1997
                      -----------------------     -----------------------
                        Shares          EPS         Shares          EPS
                      ----------       ------     ----------       ------
Basic                 15,223,213       $  .31     15,146,745       $  .42
Stock options            475,021         (.01)       288,588         (.01)
                      ----------       ------     ----------       ------
Diluted               15,698,234       $  .30     15,435,333       $  .41
                      ==========       ======     ==========       ======

                                    Six Months Ended June 30,
                      ---------------------------------------------------
                                 1998                        1997
                      -----------------------     -----------------------
                        Shares          EPS         Shares          EPS
                      ----------       ------     ----------       ------
Basic                 15,197,915       $  .77     15,131,029       $  .85
Stock options            414,256         (.02)       294,420         (.01)
                      ----------       ------     ----------       ------
Diluted               15,612,171       $  .75     15,425,449       $  .84
                      ==========       ======     ==========       ======


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

         At June 30, 1998, and December 31, 1997, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

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

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing occasional exceedances to certain limitations contained in the Permit, resulting in violations of the Clean Water Act. The Ohio Environmental Protection Agency ("Ohio EPA") is kept apprised as to the status of activities concerning the elimination of exceedances and has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if exceedances of the Permit limits continue. In early 1997 CBCC identified certain conditions it believed to be contributing to the Permit limit exceedances and undertook corrective measures that have reduced the Permit limit exceedances. Although certain Permit limit exceedances are still being experienced on occasion, precluding CBCC's routine compliance with the Permit, CBCC has identified certain additional conditions that may be contributing to the exceedances and is actively working to correct these conditions.

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

         In connection with one of the four sites, located in Cleveland, Ohio, CBCC has been named as one of over 130 defendants in a CERCLA Section 107 action which seeks recovery of response costs previously spent and proposed to be spent by the plaintiff. The plaintiff has alleged that between 1990 and 1993 it and the other ordered parties have incurred response costs in excess of $10 million. The Company believes that CBCC has had no contact with the site and has no knowledge as to what, if any, share of response costs has been allocated to CBCC. The alleged events giving rise to this claim occurred prior to the CBCC Acquisition, and BP has been notified of this suit and has assumed the defense thereof.

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

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         With respect to the third and fourth sites, in March 1998 CBCC received a notice from the EPA of its potential identification as a PRP at two related sites, one in Kansas City, Kansas, and one in Kansas City, Missouri. According to the notice, the sites were operated by waste disposal companies from 1982 until 1987, during which time over 1,500 parties sent materials containing polychlorinated biphenyls ("PCB's") to the site. Based on information provided with the notice, the Company believes that the brass rod division of Old Chase may have generated waste materials that were treated and/or disposed of at these sites. According to the notice, a group of PRP's at the sites are performing an analysis to evaluate and compare different cleanup alternatives at these sites, and the EPA is planning to conduct removal activities at both facilities. As noted above, the alleged activities with respect to these sites occurred between 1982 and 1987 and, therefore, CBCC has had no contact with these sites. The notice does not provide, and CBCC has no knowledge of, the anticipated cleanup costs at these sites or the portion, if any, of liability for such costs that may be allocated based on materials of Old Chase that may have been treated and/or disposed of at these sites. BP has been notified and has agreed to assume the defense of this matter.

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

         Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP conducted initial site investigation activities in an effort to determine the extent of contamination and appropriate cleanup methods. After reviewing the results of that investigation, CBCC determined that additional sampling was

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


necessary to more fully delineate the extent and magnitude of contamination, to establish appropriate cleanup standards and to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. In second quarter 1998, CBCC substantially completed the additional sampling that it believes is necessary. The results of the initial sampling conducted by BP, the additional sampling conducted by CBCC, and input from the Ohio EPA are being used to develop a comprehensive remediation plan for the remainder of the site, which CBCC anticipates completing and submitting to the Ohio EPA in third or fourth quarter 1998. The investigation has been conducted on a voluntary basis with the concurrence of the Ohio EPA, and the Company expects future remediation activities will be conducted on the same basis. An independent consultant currently is evaluating the sampling results, and subsequent to June 30, 1998, a remediation plan for a portion of the site relating to the decommissioning of five sludge lagoons has been prepared and is expected to be implemented in third quarter 1998 at a projected cost of approximately $1 million. Under the terms of the Remediation Agreement, BP is required to fund the costs of remediating the sludge lagoons.

         Because the analysis of sampling data and the development of a comprehensive remediation plan for this site are not yet complete, the Company presently is unable to estimate with any degree of certainty the amount of cleanup costs associated with remediation of on-site contamination in addition to that contemplated with respect to the sludge lagoons, although such costs may be material. Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described below BP and CBCC are currently involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement. If BP fails to fulfill its obligations under the Remediation Agreement to fund remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Based on the status of remediation activities, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

         To the extent CBCC incurs cleanup costs with respect to CBCC's site, it intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recovery from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million promissory note issued to Old Chase as part of the CBCC Acquisition (the "BP Note") to the extent it legally is entitled to do so. As of June 30, 1998, the Company has offset approximately $2.1 million payable as interest under the BP Note

                              CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


against amounts owed by BP and Old Chase under the CBCC Purchase Agreement and the Remediation Agreement.

         On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio (the "Petition"). In the Petition, plaintiffs seek declaratory judgement regarding the calculation of interest payable under the BP Note, and the recovery of interest amounts previously becoming due and payable under the BP Note which the Company offset against the receivable from BP. Plaintiffs also have asserted that, as a result of the Company's failure to pay interest previously due and payable under the BP Note, the Company is in default under the BP Note and seek recovery of the $20 million principal amount of the BP Note. In April 1998 the Company filed an answer disputing the allegations set forth in the Petition and asserting a counterclaim seeking recovery from BP of an unspecified amount of damages resulting from BP's breach of representations, warranties and covenants contained in the CBCC Purchase Agreement and amounts owed under the Remediation Agreement. The Company's counterclaim also seeks to enforce a prior settlement agreement between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and seeks a declaratory judgement confirming the Company's entitlement to offset amounts owed by BP and Old Chase against interest payable under the BP Note and that no default has occurred under the BP Note. Although the Company disputes the plaintiffs allegations, the Company believes that, even if plaintiffs were to prevail in their positions as set forth the Petition, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term.

         Leavitt. Prior to the closing of the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to close the UST removal project. The IDEM has not yet issued a "closure" letter and, in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Additional groundwater sampling was conducted in fourth quarter 1997, and the test results were submitted to the IDEM for review. Based on these test results, which indicated the continued presence in the groundwater of certain contaminants, the IDEM has not agreed to issue a "closure" letter. Leavitt has engaged an independent consultant to review the sampling data and provide a recommendation as to further action.

                              CHASE INDUSTRIES INC.


         Pending receipt of the consultant's recommendation and further direction from the IDEM, the Company currently is unable to determine what, if any, remedial activities may be required at the Hammond facility. Although the cleanup costs associated with the environmental conditions at the Hammond facility may be material, based on the results of the 1997 sampling the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, UNR Industries, Inc., is obligated under the Leavitt Acquisition Agreement to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company, through its wholly owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing. Chase Industries Inc. is traded on the New York Stock Exchange under the symbol CSI.

STOCK SPLIT

         The Company's Board of Directors declared a three-for-two stock split for shareholders of record as of June 6, 1998. As a result of the stock split, the Company's issued shares increased from approximately 10 million to approximately 15 million shares. Fractional shares resulting from the stock split were paid in cash, without interest.

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

                              CHASE INDUSTRIES INC.


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

                              CHASE INDUSTRIES INC.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998, Compared with Three Months Ended June 30, 1997

         Net sales decreased $16.8 million, or 13%, to $112.3 million in 1998. The decline was the result of lower brass Metal Selling Prices and a 10% decline in steel tubing shipments. The decline in steel tubing shipments resulted from an attempted steel tubing price increase which prompted many customers to delay purchases or shift purchases to other suppliers.

         Second quarter gross profit was also adversely affected by a $2.4 million non-cash inventory writedown, which is equivalent to $1.5 million after tax and 10 cents per diluted share. The writedown was caused by a 10-cent-per-pound reduction in the Metal Selling Price effective June 1, 1998. This price reduction brought the cumulative Metal Selling Price reduction to 25 cents per pound, or 25%, since December 1997. The current Metal Selling Price is the lowest since 1988, and management believes the lower price will encourage demand for brass products.

         As a result of the above factors, gross profit decreased $3.2 million, or 18%, to $14.8 million in second quarter 1998 compared with 1997

         Selling, general and administrative expenses decreased $403,000, or 10%, to $3.6 million and depreciation and amortization increased $243,000, or 10%, to $2.7 million in second quarter 1998.

         As a result of the above factors, operating income decreased $3.0 million, or 26%, to $8.5 million in second quarter 1998 compared with 1997.

         Net interest expense decreased $386,000, or 31%, to $845,000 in second quarter 1998, primarily as a result of prepayments of Leavitt Acquisition debt.

         Based on the above factors, net income decreased $1.6 million, or 26%, to $4.7 million. Basic earnings per share decreased to $.31 in second quarter 1998 compared with $.42 in second quarter 1997. Diluted earnings per share was $.30 in second quarter 1998 compared with $.41 in second quarter 1997. The per share amounts have been adjusted for the three-for-two stock split effective June 6, 1998.

Six Months Ended June 30, 1998, Compared with Six Months Ended June 30, 1997

         Net sales decreased $17.8 million, or 7%, to $237.4 million in 1998 primarily due to lower brass Metal Selling Prices.

                              CHASE INDUSTRIES INC.


         Gross profit for the six months ended June 30, 1998, was adversely affected by the $2.4 million non-cash inventory writedown caused by lower Metal Selling Prices. Since December 1997, the cumulative reduction in the Metal Selling Price totals 25 cents per pound, or 25%. The current Metal Selling Price is the lowest since 1988, and management believes the lower price will encourage demand for brass products.

         Additionally, production interruptions from the integration of the new brass rod billet heaters in first quarter 1998 and lower contributions from reduced free market brass scrap purchases also adversely impacted results for the six months ended June 30, 1998.

         As a result of the above factors, gross profit decreased $2.9 million, or 8%, to $33.2 million for the six months ended June 30, 1998, compared with 1997.

         Selling, general and administrative expenses decreased $655,000, or 8%, to $7.2 million and depreciation and amortization increased $435,000, or 9%, to $5.3 million for the six months ended June 30, 1998.

         As a result of the above factors, operating income decreased $2.7 million, or 11%, to $20.7 million for the six months ended June 30, 1998, compared with 1997.

         Net interest expense decreased $687,000, or 27%, to $1.8 million for the six months ended June 30, 1998, primarily as a result of prepayments of Leavitt Acquisition debt.

         Based on the above factors, net income decreased $1.2 million, or 9%, to $11.7 million. Basic earnings per share decreased to $.77 for the six months ended June 30, 1998, compared with $.85 in 1997. Diluted earnings per share was $.75 for the six months ended June 30, 1998, compared with $.84 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

         At June 30, 1998, cash and cash equivalents totaled $1.8 million compared with $924,000 at year end 1997. Total debt at June 30, 1998, was $44.0 million compared with $48.2 million at year end 1997. All Leavitt Acquisition debt payments originally due through October 2000 had been prepaid as of June 30, 1998.

Working Capital

         At June 30, 1998, working capital was $70.4 million, a $10.4 million, or 17%, increase from $60.0 million at December 31, 1997.

                              CHASE INDUSTRIES INC.


         At June 30, 1998, the increase in working capital predominantly resulted from a $12.5 million, or 34%, decrease in accounts payable. The decrease in accounts payable was principally due to the 25% decline in metal prices as discussed above, as well as the timing of raw material purchases.

         The Company's current ratio was 2.79 at June 30, 1998, compared to 2.19 at December 31, 1997.

Cash Flow Provided by Operating Activities

         For the six months ended June 30, 1998, net cash provided by operating activities was $8.3 million, which included net income of $11.7 million and depreciation and amortization of $5.3 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $9.5 million.

         For the six months ended June 30, 1997, net cash provided by operating activities was $10.7 million, which included net income of $12.9 million and depreciation and amortization of $4.9 million, partially offset by an increase in working capital, excluding cash, debt and deferred income taxes, of $8.5 million.

Cash Flow Used in Investing Activities

         Capital expenditures were $6.1 million for the six months ended June 30, 1998, and $4.9 million for the six months ended June 30, 1997.

Cash Flow Used in Financing Activities

         Cash used in financing activities of $1.3 million for the six months ended June 30, 1998, consisted of the net repayments of long-term debt totaling $4.2 million, proceeds of $2 million received in conjunction with the lease of billet heating equipment and $930,000 from the issuance of common stock for stock options exercised.

         Financing activities during the six months ended June 30, 1997, included net repayments of long-term debt of $12.9 million partially offset by $491,000 from the issuance of common stock for stock options exercised.

Capital Resources

         In 1996, the Company launched a capital project referred to as "Project 400." The project is designed to increase CBCC's foundry, extrusion system and finishing capabilities, with an ultimate goal of increasing finished brass rod production capability by one-third to approximately 400 million pounds annually. The first phase of the project included the installation of three new billet heaters in fourth quarter 1997 which were fully operational by the end of first quarter 1998.

                              CHASE INDUSTRIES INC.


         In second quarter 1998, the Company announced Phase II of Project 400, which is a multi-year investment that includes construction of a new brass foundry to enable the Company to provide customers with multiple alloys. Casting equipment having a lead time of approximately one year was ordered in July 1998 for the new foundry. It is anticipated that capital projects will be paid for with cash flow provided by operating activities and the Bank Credit Facility, as necessary.

Bank Credit Facility

         In connection with the Leavitt Acquisition in August 1996, the Company entered into a new credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association. The Bank Credit Facility replaced the Company's existing $33 million bank credit facility and includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). The Company prepaid $5 million on the Term Loan in 1998, $30 million in 1997 and $10 million in 1996, including all amounts originally due through October 2000. The remaining balance on the Term Loan is payable in quarterly installments in amounts ranging from $975,000 in January 2001 to $2,025,000 due April 2002. The total borrowing capacity under the Revolving Credit Facility is determined monthly by a formula based on levels of inventory and accounts receivable, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time.

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

         The Bank Credit Facility contains certain covenants that, among other things, limit the Company's ability to incur additional debt or pay dividends. The covenants also require the Company to maintain a minimum interest coverage ratio and level of net worth and restrict the Company from exceeding a maximum ratio of debt to cash flow from operations. The Bank Credit Facility also requires the Company to maintain CBCC and Leavitt as wholly-owned subsidiaries.

         As of June 30, 1998, $15.0 million was outstanding under the Term Loan and $8.5 million was outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $31.5 million.

BP Note

         In connection with the CBCC Acquisition, the Company issued a promissory note to Old Chase in the original principal amount of $20.0 million (the "BP Note"). The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The

                              CHASE INDUSTRIES INC.


BP Note initially was scheduled to mature in August 1996, and the Company, at its option, extended the maturity date to August 1999, with interest payable annually from August 1996 through maturity at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (as defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997, were offset against the receivable from BP. See Note 4 of Notes to Consolidated Financial Statements and Part II. Item 1. Legal Proceedings.

IMPACT OF THE YEAR 2000 ISSUE

         Year 2000 issues are due to computer software being written using two digits rather than four to define a specific fiscal or calendar year. As a result, date-sensing software may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations or inability to engage in normal business activities.

         Based on the Company's assessment of its Year 2000 risks and for other business purposes as well, CBCC implemented modifications to its business systems in years 1995 through 1997 and converted all of its management information processing software to new software. The new programs are not subject to Year 2000 programming issues, utilizing a minimum of four digit fields, and therefore are Year 2000 compliant.

         Leavitt's business and management information systems are not currently Year 2000 compliant. For this and other business reasons, Leavitt is in the process of converting to new software, which is Year 2000 compliant and also will assist in improved management of the business. Substantial conversion tasks have been completed. The capital expenditures for the system implementation are projected to be approximately $2 million, and it is expected that the upgrade to the new software will be completed in second quarter 1999.

         The Company is in the process of assessing its vulnerability to Year 2000 failures on the part of its vendors and customers and will be surveying major vendors and customers to determine their vulnerability to Year 200 failures, including assessing the potential impact of vendor and customer failures on the Company.

CONTINGENCIES - ENVIRONMENTAL MATTERS

         As discussed in Note 4 of Notes to Consolidated Financial Statements, each of CBCC and Leavitt are subject to certain contingent environmental liabilities. Because analysis of sampling data and the development of any required remediation plans with respect to such environmental conditions have not been completed, the Company currently is unable to estimate with any degree of certainty the amount of cleanup costs associated therewith. However, the cleanup costs associated with these environmental conditions may be material and, in the event CBCC or Leavitt, as applicable, were determined to be solely responsible or liable for site cleanup activities (due to the inability

                              CHASE INDUSTRIES INC.


or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition.

         Notwithstanding this potential (although uncertain) material liability, with respect to Leavitt's facilities, the Company does not believe that it will be required to make material expenditures with respect to these environmental conditions or that the cleanup costs or other liabilities associated with such conditions will have a material adverse effect on the Company's financial condition, results of operations or liquidity. With respect to CBCC's facility, although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described below and in Note 4 of Notes to Consolidated Financial Statements, BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement. If BP fails to fulfill its obligations under the Remediation Agreement to fund remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Based on the status of remediation activities, no reserves have been established regarding the aforementioned matters.

         The statements set forth herein regarding anticipated expenditures for environmental matters are forward looking, are based on sampling results currently available to the Company, as well as certain assumptions regarding applicable cleanup standards and methodologies and, with respect to the $1 million projected cost for the remediation of the five sludge lagoons discussed in Note 4 of Notes to Consolidated Financial Statements, a remediation plan developed by an independent consulting firm. Actual costs required to be expended by the Company with respect to such matters may differ materially from current expectations depending on the final resolution of known uncertainties, including discovery of additional contaminants at the sludge lagoons during remediation, finalization of a comprehensive remediation plan for CBCC's entire manufacturing site, acceptance by applicable governmental agencies of proposed cleanup standards at the sludge lagoons and the remainder of CBCC's site, the discovery of additional contaminants during the remediation of the remainder of CBCC's site, any change in CBCC's proposed use of its property which affects any applicable cleanup standard and, with respect to Leavitt, the results of any additional sampling that may be necessary or required at the Hammond, Indiana property and any remediation activities as may be required by the IDEM at such site.

CONTINGENCIES - LEGAL PROCEEDINGS

         As discussed in Item 1. Legal Proceedings of Part II, the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing

                              CHASE INDUSTRIES INC.


Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term, and believes that judgement against the Company and CBCC would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

SAFE HARBOR

Management uses estimates and assumptions in discussing future operations of the Company and conditions in the industries in which it operates. Such forecasts made by the Company, including forecasts regarding demand for the Company's products, are forward looking and are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Actual results will be affected by general economic and industry conditions in the end-use markets for the Company's products, as well as the impact of competitive products and pricing, including without limitation the impact of imports. The end-use markets for CBCC's products include primarily construction and remodeling, industrial machinery and equipment, electronics and transportation, while the end-use markets for Leavitt's products include primarily non-residential construction, agriculture and consumer durables. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod and steel tubing. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption.

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

                              CHASE INDUSTRIES INC.


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

         On March 24, 1998, plaintiffs filed an amended complaint in which they assert that, as a result of failing to pay interest as described in the Petition, the Company is in default under the BP Note. The Petition, as amended, seeks an additional judgement in the principal amount of $20 million (the original and currently outstanding principal amount of the BP Note.) In April 1998 the Company filed an answer disputing the allegations set forth in the Petition and asserting a counterclaim seeking recovery from BP of an unspecified amount of damages resulting from BP's breach of representations, warranties and covenants contained in the Asset Purchase Agreement and amounts owed under the Remediation Agreement. The Company's counterclaim also seeks to enforce a prior settlement agreement between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and seeks a declaratory judgement confirming the Company's entitlement to offset amounts owed by BP and Old Chase against interest payable under the BP Note and that no default has occurred under the BP Note.

         The Company disputes the allegations made by the Plaintiffs regarding the interpretation of EBDIT, believes that the Company properly offset the interest amounts payable in August 1996 and 1997 against the receivable from BP, and believes this lawsuit is without merit. On the same basis, the Company disputes that a default exists under the BP Note. In the event plaintiffs were to prevail in their positions, the Company believes that it would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under its existing Bank Credit Facility and, therefore, judgement against the Company and CBCC would not have material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 26, 1998, for the purpose of electing a board of directors, ratifying the appointment of independent accountants and transacting such other business as outlined below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

                              CHASE INDUSTRIES INC.


         All of management's nominees for directors as listed in the Proxy Statement dated April 25, 1998, were elected with the following vote:


                         Shares Voted "For"  Shares "Withheld"  Broker Non-Votes
                         ------------------  -----------------  ----------------
Martin V. Alonzo            5,453,042              29,492            -0-
Raymond E. Cartledge        5,453,534              29,000            -0-
Charles E. Corpening        5,452,989              29,545            -0-
Donald J. Donahue           5,453,087              29,447            -0-
John R. Kennedy             5,452,942              29,592            -0-
Thomas F. McWilliams        5,453,534              29,000            -0-
William R. Toller           5,452,684              29,850            -0-


         The appointment of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP) as independent accountants was ratified by the following vote:


Shares Voted "For"  Shares Voted "Against"  Shares Abstaining  Broker Non-Votes
------------------  ----------------------  -----------------  ----------------
   5,477,651                4,383                  500                 -0-


      The proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized capital stock and evidence a three-for-two stock split was ratified by the following vote:


Shares Voted "For"  Shares Voted "Against"  Shares Abstaining  Broker Non-Votes
------------------  ----------------------  -----------------  ----------------
   5,448,465                32,669                 1,400                -0-


      The proposal to amend the Company's 1997 Non-Employee Director Stock Option Plan to permit non-employee directors to defer board and committee meeting fees and receive stock options in lieu thereof was ratified by the following vote:

Shares Voted "For"  Shares Voted "Against"  Shares Abstaining  Broker Non-Votes
------------------  ----------------------  -----------------  ----------------
    5,243,820               236,264                2,450                -0-

                              CHASE INDUSTRIES INC.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    EXHIBITS

               +3.1   - Restated Certificate of Incorporation of the Company
                        (previously filed in paper format as Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

               3.2    - Certificate of First Amendment to the Company's
                        Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14, 1997) and Certificate of Second Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit
                        3.2 to the Company's Current Report on Form 8-K dated May 26, 1998).

               3.3    - By-Laws of the Company (incorporated by reference to
                        Exhibit 3.2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

               4.1    - Specimen Common Stock Certificate (incorporated by
                        reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

               4.2    - Exchange Agreement dated November 4, 1994, between the
                        Company and Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

               4.3    - Voting Agreement dated November 4, 1994, between the
                        Company, CVC and Martin V. Alonzo ("Mr. Alonzo") (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

              +27    -  Financial Data Schedules (EDGAR filing only).
-------------
+  Filed herewith

                              CHASE INDUSTRIES INC.


         b.        REPORTS ON FORM 8-K

                   During the quarter ended June 30, 1998, the Company filed one Current Report on Form 8-K, dated May 26, 1998, to report under Item 5 an increase in the Company's authorized shares of capital stock and a three-for-two split of the Company's outstanding common stock for shareholders of record on June 6, 1998.

                              CHASE INDUSTRIES INC.


                                S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.



                                          CHASE INDUSTRIES INC.


Date:  July 31, 1998                      By:    /S/ MICHAEL T. SEGRAVES
                                                 -------------------------------
                                                 Michael T. Segraves
                                                 Vice President
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                 Principal Financial Officer)

                              CHASE INDUSTRIES INC.


                                INDEX TO EXHIBITS

Exhibit                                                               Sequentially
   No.                 Description of Exhibits                       Numbered Page
-------                -----------------------                       -------------
 +3.1   - Restated Certificate of Incorporation of the Company
          (previously filed in paper format as Exhibit 4.1 to the
          Company's Registration Statement on Form S-8 dated
          December 9, 1994, Registration No. 33-87278).

 3.2    - Certificate of First Amendment to the Company's
          Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14, 1997) and Certificate of
          Second Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit
          3.2 to the Company's Current Report on Form 8-K dated
          May 26, 1998).

 3.3 - By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
          Form S-1 as filed with the Securities and Exchange
          Commission on November 3, 1994, Registration No.
          33-83178).

 4.1 - Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration
          No. 33-83178).

 4.2    - Exchange Agreement dated November 4, 1994, between the
          Company and Citicorp Venture Capital Ltd. ("CVC")
          (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated
          December 9, 1994, Registration No. 33-87278).

 4.3    - Voting Agreement dated November 4, 1994, between the
          Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
          (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated
          December 9, 1994, Registration No. 33-87278).

+27    -  Financial Data Schedules (EDGAR filing only).
-------------
+  Filed herewith