Form 10-Q
period 1998-09-30
CHASE INDUSTRIES INC
filed 1998-11-17
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]               Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       Or

     [ ]         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from       to
                                                 -----    -----

                           COMMISSION FILE NO. 1-13394

                              CHASE INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                              51-0328047
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


                          YES [X]     NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 1998........................9,083,077
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 1998..............6,150,118*


-----------
* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock at the option of the holder.

================================================================================

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS


                                                   PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements                                                                          Page
                                                                                                               ----

                 Consolidated Balance Sheet as of September 30, 1998
                           and December 31, 1997..............................................................   3

                 Consolidated Statement of Income for the three and nine months ended
                           September 30, 1998 and 1997........................................................   4

                 Consolidated Statement of Cash Flows for the nine months ended
                           September 30, 1998 and 1997........................................................   5

                 Notes to Consolidated Financial Statements...................................................   6

Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................................  11


                                                   PART II. OTHER INFORMATION


Item 1.          Legal Proceedings...........................................................................   22

Item 5.          Other Information...........................................................................   23

Item 6.          Exhibits and Reports on Form 8-K............................................................   24

                 Signature...................................................................................   25

                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                           September 30,      December 31,
                                                                                                1998              1997
                                                                                           --------------    --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                               $        1,158    $          924
   Receivables, net of allowance for doubtful accounts and
     claims of $1,304 and $1,286 in 1998 and 1997, respectively                                    40,273            42,368
   Inventories                                                                                     54,420            63,688
   Prepaid expenses                                                                                   760               922
   Deferred income taxes                                                                            2,520             2,509
                                                                                           --------------    --------------
      Total current assets                                                                         99,131           110,411
Property, plant and equipment, net                                                                 94,127            94,162
Other assets                                                                                        5,036             4,928
                                                                                           --------------    --------------
      Total assets                                                                         $      198,294    $      209,501
                                                                                           ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $       25,164    $       37,244
   Accrued compensation and benefits                                                                6,660             6,651
   Accrued income taxes                                                                             1,218              --
   Other accrued liabilities                                                                        5,632             6,425
   Current portion of long-term debt                                                                  149               141
                                                                                           --------------    --------------
      Total current liabilities                                                                    38,823            50,461
Long-term debt                                                                                     31,374            48,068
Deferred income taxes                                                                              13,987            12,259
                                                                                           --------------    --------------
      Total liabilities                                                                            84,184           110,788
                                                                                           --------------    --------------
Commitments and contingencies                                                                        --                --
                                                                                           --------------    --------------
Stockholders' equity:
   Common stock, $.01 par value, 36,310,000 and 25,000,000
     shares authorized in 1998 and 1997, respectively,
     9,083,077 and 6,002,046 shares issued and outstanding
     in 1998 and 1997, respectively                                                                    91                60
   Nonvoting common stock, $.01 par value, 12,300,000 and
     5,000,000 shares authorized in 1998 and 1997, respectively;
     6,150,118 and 4,100,079 shares issued and outstanding
     in 1998 and 1997, respectively                                                                    62                41
   Additional paid-in capital                                                                      31,490            30,597
   Retained earnings                                                                               82,467            68,015
                                                                                           --------------    --------------
      Total stockholders' equity                                                                  114,110            98,713
                                                                                           --------------    --------------
      Total liabilities and stockholders' equity                                           $      198,294    $      209,501
                                                                                           ==============    ==============

         The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                      September 30,
                                                     1998             1997             1998             1997
                                                 -------------    -------------    -------------    -------------
Net sales                                        $     102,580    $     116,215    $     339,951    $     371,369

Cost of goods sold (exclusive of depreciation
   and amortization shown separately below)             89,474          100,173          291,187          319,220

Lower of cost-or-market writedown                        1,000                             3,424
                                                 -------------    -------------    -------------    -------------

    Gross profit                                        12,106           16,042           45,340           52,149

Selling, general and administrative expenses             4,155            3,752           11,387           11,639

Depreciation and amortization                            2,734            2,455            8,038            7,324
                                                 -------------    -------------    -------------    -------------

    Operating income                                     5,217            9,835           25,915           33,186

Interest expense, net                                      779            1,195            2,605            3.708
                                                 -------------    -------------    -------------    -------------

    Income before income taxes                           4,438            8,640           23,310           29,478

Provision for income taxes                               1,686            3,286            8,858           11,204
                                                 -------------    -------------    -------------    -------------

    Net income                                   $       2,752    $       5,354    $      14,452    $      18,274
                                                 =============    =============    =============    =============

Earnings per share*:

   Basic                                         $         .18    $         .35    $         .95    $        1.21
                                                 =============    =============    =============    =============
   Diluted                                       $         .18    $         .34    $         .93    $        1.18
                                                 =============    =============    =============    =============

*  Adjusted for the three-for-two stock split effective June 6, 1998.


         The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                Nine Months Ended Sept 30,
                                                                  1998              1997
                                                             -------------     -------------
Operating activities:
   Net income                                                $      14,452     $      18,274
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                  8,038             7,324
      Deferred income tax expense                                    1,717               664
      Lower of cost-or-market writedown                              3,424
      Changes in assets and liabilities:
        Decrease (increase) in receivables                           2,095           (12,528)
        Decrease (increase) in inventories                           5,844              (997)
        (Decrease) in accounts payable                             (12,080)           (2,444)
        Increase in accrued liabilities                                434                29
        Other, net                                                    (422)            1,829
                                                             -------------     -------------
           Net cash provided by operating activities                23,502            12,151
                                                             -------------     -------------
Investing activities:
   Expenditures for property, plant and equipment                   (9,527)          (10,889)
                                                             -------------     -------------
           Net cash (used in) investing activities                  (9,527)          (10,889)
                                                             -------------     -------------
Financing activities:
   Revolving credit facility borrowings (repayments), net           (3,578)           15,137
   Equipment financing                                               2,000              --
   Principal payments on long-term debt                            (13,108)          (25,100)
   Issuance of common stock - options exercised                        945               545
                                                             -------------     -------------
           Net cash (used in) financing activities                 (13,741)           (9,418)
                                                             -------------     -------------

Net increase (decrease) in cash and cash equivalents                   234            (8,156)

Cash and cash equivalents, beginning of period                         924             9,763
                                                             -------------     -------------

Cash and cash equivalents, end of period                     $       1,158     $       1,607
                                                             =============     =============

Supplemental disclosures:
   Interest and bank fees paid                               $       1,442     $       2,357
                                                             =============     =============

   Income taxes paid                                         $       5,563     $      10,865
                                                             =============     =============


         The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.



1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of September 30, 1998, and December 31, 1997, the consolidated statement of income for the three and nine months ended September 30, 1998 and 1997, and the consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

         The accompanying financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for September 30, 1998 and 1997, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary, consisting only of normal recurring adjustments, for a fair presentation of such financial information.

         The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K dated March 20, 1998.

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

                             CHASE INDUSTRIES INC.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. The Company is assessing the impact on its financial statement disclosures.

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

2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent years. During third quarter 1998, the Company incurred a non-cash inventory writedown totaling $1 million due to decreasing flat-rolled steel prices. Also, during second quarter 1998, the Company recorded a non-cash inventory writedown totaling $2.4 million. The second quarter lower of cost-or-market writedown was caused by the June 1, 1998, 10 cent-per-pound reduction in the brass metal price.

         If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $1.6 million lower and $3.0 million higher at September 30, 1998, and December 31, 1997, respectively. Inventories consisted of the following (in thousands):


                                         September 30,     December 31,
                                             1998               1997
                                         -------------     -------------
          Raw materials                  $      23,860     $      22,891
          Work in process                        9,102            12,631
          Finished goods                        21,989            29,369
                                         -------------     -------------
                                                54,951            64,891
          Tolling metal due customers             (531)           (1,203)
                                         -------------     -------------
                                         $      54,420     $      63,688
                                         =============     =============

                             CHASE INDUSTRIES INC.


3.       COMMON STOCK AND EARNINGS PER SHARE:

         The Company's Board of Directors declared, and the stockholders approved, a three-for-two stock split for shareholders of record as of June 6, 1998. The Company's issued shares increased from approximately 10 million to approximately 15 million shares. Fractional shares resulting from the stock split were paid in cash, without interest. In conjunction with the stock split, the Company's Restated Certificate of Incorporation was amended by stockholder vote to increase the number of authorized shares from 25 million to 36.31 million for Common Stock and from 5 million to 12.3 million for Non-Voting Common Stock.

         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split effective June 6, 1998. Average shares are as follows:


                                    Three Months Ended September 30,
                          ----------------------------------------------------
                                    1998                        1997
                          ------------------------    ------------------------
                            Shares         EPS          Shares         EPS
                          ----------    ----------    ----------    ----------
         Basic            15,232,908    $      .18    15,147,725    $      .35
         Stock options       312,381          --         388,361          (.01)
                          ----------    ----------    ----------    ----------
         Diluted          15,545,289    $      .18    15,536,086    $      .34
                          ==========    ==========    ==========    ==========


                                    Nine Months Ended September 30,
                          ----------------------------------------------------
                                    1998                        1997
                          -------------------------   ------------------------
                            Shares         EPS         Shares           EPS
                          ----------    -----------   ----------    ----------
         Basic            15,209,719    $      .95    15,137,539    $     1.21
         Stock options       376,602          (.02)      328,306          (.03)
                          ----------    -----------   ----------    ----------
         Diluted          15,586,321    $      .93    15,465,845    $     1.18
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

         At September 30, 1998, and December 31, 1997, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

                             CHASE INDUSTRIES INC.


4.       COMMITMENTS AND CONTINGENCIES:

         Both of CBCC and Leavitt are subject to certain contingent environmental liabilities. Because the development of any required remediation plans with respect to such environmental conditions have not been completed, the Company currently is unable to estimate with any degree of certainty the amount of cleanup costs associated therewith. However, it is reasonably possible that the cleanup costs associated with these environmental conditions may be material and, in the event CBCC or Leavitt, as applicable, were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition.

         The Company does not believe that it will be required to make material expenditures with respect to the environmental conditions at Leavitt's facilities, or that the cleanup costs or other liabilities associated with such conditions will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         With respect to CBCC's facility, in connection with the CBCC Acquisition, the Company and BP entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility. BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. BP has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition.

         Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. Interim remediation for a portion of the site relating to five sludge lagoons has been substantially completed at a projected cost of approximately $1 million, which was recorded in third quarter 1998. Under the terms of the Remediation Agreement, BP is required to fund the costs of remediating the sludge lagoons. Accordingly, the Company recorded a corresponding $1 million receivable from BP.

                             CHASE INDUSTRIES INC.


         Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described below BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement. If BP fails to fulfill its obligations under the Remediation Agreement to fund remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Based on the status of remediation activities, other than the approximately $1 million liability established in third quarter for sludge lagoon activities as described above, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

         CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or state laws with respect to four sites (and possibly a fifth site). The Company believes that CBCC has no liability for the cleanup costs related to these sites because (a) such liability is attributable to an entity that had the same or similar name to that of CBCC, such as a division or subsidiary of BP (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities. To the extent CBCC incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP.

         On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio (the "Complaint"). In the Complaint, plaintiffs seek declaratory judgement regarding the calculation of interest payable under the $20 million promissory note issued to BP in connection with the CBCC Acquisition (the "BP Note"). Under the BP Note a contingent interest payment was payable August 24, 1996, calculated pursuant to a formula based on the Company's "EBDIT" (defined in the BP Note as earnings before depreciation, interest and taxes, as determined in accordance with GAAP) for years 1990 through 1995. In calculating the interest payable August 24, 1996, the Company followed the express terms of the BP Note and, accordingly, deducted amortization from earnings for the purposes of the interest calculation. In calculating the interest payable on August 24, 1996, in accordance with the express terms of the BP Note, the interest payable was $254,748, which the Company offset against the receivable from BP. Plaintiffs allege that, notwithstanding the express terms of the BP Note, the term "EBDIT" should be interpreted to refer to earnings before depreciation, interest, taxes and amortization and, based on such interpretation, allege that the contingent interest payable under the BP Note in August 1996 should have been $5,833,811.

         In addition, under the BP Note, interest is payable August 24 of each year from and after August 24, 1996, until the BP Note matures on August 24, 1999. The interest due and payable on each of August 24, 1997 and 1998, was $1,856,000, which amount the Company also offset against the receivable from BP. Plaintiffs also seek money judgment against the Company for payment of accrued interest under the BP Note.

         Plaintiffs also have asserted that, as a result of the Company's failure to pay interest previously due and payable under the BP Note, the Company is in default under the BP Note and is seeking recovery of the $20 million principal amount of the BP Note. On April 6, 1998, the Company filed an Answer and Counterclaim (the "Answer and Counterclaim") disputing the allegations set forth in the Complaint and asserting a counterclaim seeking recovery from BP of an unspecified amount of damages resulting from BP's breach of representations, warranties and covenants contained in the CBCC Purchase Agreement and amounts owed under the Remediation Agreement. The Answer and Counterclaim also seeks to enforce a prior settlement agreement

                             CHASE INDUSTRIES INC.

between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and seeks a declaratory judgement confirming the Company's entitlement to offset amounts owed by BP and Old Chase against interest payable under the BP Note and that no default has occurred under the BP Note. On June 8, 1998, plaintiffs filed a Reply to Counterclaim in response to the Answer and Counterclaim. In plaintiff's Reply to Counterclaim, plaintiffs deny any breach by BP of any representations, warranties or covenants contained in the CBCC Purchase agreement or the Remediation Agreement and deny the existence of any prior settlement agreement reached between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement. Although the Company disputes the plaintiffs allegations, the Company believes that, even if plaintiffs were to prevail in their positions as set forth in the Complaint, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term.


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

CBCC


         CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. CBCC's net sales represent gross sales of brass rod less sales discounts and freight charges. The gross sales price of brass rod consists of a metal price charged to customers ("Metal Selling Price") and a fabrication price as separate components. Cost of goods sold includes the cost of brass scrap, which is the principal raw material used in the manufacturing process and the primary component of cost of goods sold, as well as the costs of labor, energy and other materials and supplies used in fabricating the brass scrap into finished rod.

                             CHASE INDUSTRIES INC.

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

                             CHASE INDUSTRIES INC.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998, Compared with Three Months Ended September 30, 1997

         Net sales decreased $13.6 million, or 12%, to $102.6 million in 1998. The decline was the result of 25% lower brass Metal Selling Prices and a decline in steel tubing shipments. Demand remains strong for brass rod and the Company experienced record shipments in third quarter 1998. The brass rod market was driven by ongoing demand in the industry's largest end use market, construction and remodeling, as new housing starts spur sales of plumbing fittings and fixtures.

         Third quarter gross profit was adversely affected by a $1.0 million non-cash inventory writedown, which is equivalent to $.6 million after tax and 4 cents per diluted share. The declining flat-rolled steel prices and competitive steel tubing pricing pressures have caused customers to delay purchases in anticipation of yet lower tubing prices. Despite record brass rod shipments, overall profitability was unfavorably affected by lower unit profit margins. Fabrication prices decreased due to competitive pressures in the market. Margins also decreased due to the decline in the profitability of brass purchased on the open market.

         As a result of the above factors, gross profit decreased $3.9 million, or 25%, to $12.1 million in third quarter 1998 compared with 1997.

         Selling, general and administrative expenses increased $403,000, or 11%, to $4.16 million and depreciation and amortization increased $279,000, or 11%, to $2.7 million in third quarter 1998. Selling, general and administrative expenses increased primarily due to due diligence costs related to investigating potential acquisitions that were not consummated.

         As a result of the above factors, operating income decreased $4.6 million, or 47%, to $5.2 million in third quarter 1998 compared with 1997.

         Net interest expense decreased $416,000, or 35%, to $779,000 in third quarter 1998, primarily as a result of prepayments of Leavitt Acquisition debt.

         Based on the above factors, net income decreased $2.6 million, or 49%, to $2.8 million. Basic earnings per share decreased to $.18 in third quarter 1998 compared with $.35 in third quarter 1997. Diluted earnings per share was $.18 in third quarter 1998 compared with $.34 in third quarter 1997. The per share amounts have been adjusted for the three-for-two stock split effective June 6, 1998.

                             CHASE INDUSTRIES INC.

Nine Months Ended September 30, 1998, Compared with Nine Months Ended September 30, 1997

         Net sales decreased $31.4 million, or 8%, to $340.0 million in 1998 primarily due to lower brass Metal Selling Prices.

         Gross profit for the nine months ended September 30, 1998, was adversely affected by the $3.4 million non-cash inventory writedown, which is equivalent to $2.1 million after tax and 14 cents per diluted share. During second quarter 1998, the Company recorded 2.4 million of the non-cash inventory writedown which was caused by lower Metal Selling Prices. Since December 1997, the cumulative reduction in the Metal Selling Price totals 25 cents per pound, or 25%. The current Metal Selling Price is the lowest since 1988, and management believes the lower price will encourage demand for brass products.

         Additionally, lower margins on steel tubing sales, lower contributions from reduced free market brass scrap purchases as well as lower margins on brass purchased on the open market also adversely impacted results for the nine months ended September 30, 1998.

         As a result of the above factors, gross profit decreased $6.8 million, or 13%, to $45.3 million for the nine months ended September 30, 1998, compared with 1997.

         Selling, general and administrative expenses decreased $252,000, or 2%, to $11.4 million and depreciation and amortization increased $714,000, or 10%, to $8.0 million for the nine months ended September 30, 1998.

         As a result of the above factors, operating income decreased $7.3 million, or 22%, to $25.9 million for the nine months ended September 30, 1998, compared with 1997.

         Net interest expense decreased $1.1 million, or 30%, to $2.6 million for the nine months ended September 30, 1998, primarily as a result of prepayments of Leavitt Acquisition debt.

         Based on the above factors, net income decreased $3.8 million, or 21%, to $14.5 million. Basic earnings per share decreased to $.95 for the nine months ended September 30, 1998, compared with $1.21 in 1997. Diluted earnings per share was $.93 for the nine months ended September 30, 1998, compared with $1.18 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

         At September 30, 1998, cash and cash equivalents totaled $1.2 million compared with $924,000 at year end 1997. Total debt at September 30, 1998, was $31.5 million compared with $48.2 million at year end 1997. All Leavitt Acquisition debt payments originally due through April 2001 had been prepaid as of September 30, 1998.

                             CHASE INDUSTRIES INC.

Working Capital

         At September 30, 1998, working capital was $60.3 million which was flat with $60.0 million at December 31, 1997.

         The Company's current ratio was 2.55 at September 30, 1998, compared to
2.19 at December 31, 1997.

Cash Flow Provided by Operating Activities

         For the nine months ended September 30, 1998, net cash provided by operating activities was $23.5 million, which included net income of $14.5 million and depreciation and amortization of $8.0 million

         For the nine months ended September 30, 1997, net cash provided by operating activities was $12.2 million, which included net income of $18.3 million and depreciation and amortization of $7.3 million, partially offset by an increase in working capital, excluding cash, debt and deferred income taxes, of $15.5 million.

Cash Flow Used in Investing Activities

         Capital expenditures were $9.5 million for the nine months ended September 30, 1998, and $10.9 million for the nine months ended September 30, 1997.

Cash Flow Used in Financing Activities

         Cash used in financing activities of $13.7 million for the nine months ended September 30, 1998, consisted of the net repayments of long-term debt totaling $16.7 million, proceeds of $2 million received in conjunction with the lease of billet heating equipment and $945,000 from the issuance of common stock for stock options exercised.

         Financing activities during the nine months ended September 30, 1997, included net repayments of long-term debt of $10 million partially offset by $545,000 from the issuance of common stock for stock options exercised.

                             CHASE INDUSTRIES INC.

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

Bank Credit Facility

         The Company's current bank credit facility (as amended, the "Bank Credit Facility"), which is agented by PNC Bank, National Association, was entered into in August 1996 in connection with the Leavitt Acquisition. The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). The Company prepaid $13 million on the Term Loan in 1998, $30 million in 1997 and $10 million in 1996, including all amounts originally due through April 2001. The remaining balance on the Term Loan is payable in quarterly installments in amounts ranging from $2,975,000 in July 2001 to $1,025,000 due January 2002. The total borrowing capacity under the Revolving Credit Facility is determined monthly by a formula based on levels of inventory and accounts receivable, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time.

         Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate (Revolving Credit Facility advances only) or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter.

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

                             CHASE INDUSTRIES INC.

         As of September 30, 1998, $7.0 million was outstanding under the Term Loan and $4.0 million was outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $36.0 million.

BP Note

         In connection with the CBCC Acquisition, the Company issued a promissory note to Old Chase in the original principal amount of $20.0 million (the "BP Note"). The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially was scheduled to mature in August 1996, and the Company, at its option, extended the maturity date to August 1999, with interest payable annually from August 1996 through maturity at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (as defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due each of August 1997 and August 1998, were offset against the receivable from BP. See Part I.
Item 1. Financial Statements, Note 4 of Notes to Consolidated Financial Statements and Part II. Item 1. Legal Proceedings.

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

         Based on the Company's assessments to date of its Year 2000 risks and for other business purposes as well, CBCC implemented modifications to its management information systems in years 1995 through 1997, including the conversion of its management information processing software to new software. The Company believes that the new management information processing software is not subject to Year 2000 programming issues, utilizing a minimum of four digit fields, and therefore is Year 2000 compliant. The cost of this upgrade/conversion has been incurred and was funded with internal funds. Testing of the software for Year 2000 compliance is in process and will be completed prior to year end 1998.

         Leavitt's management information systems are not currently Year 2000 compliant. For this and other business reasons, Leavitt is in the process of converting to new software, which has been represented as Year 2000 compliant and which management believes also will assist in improved management of the business. Substantial conversion tasks have been completed. The capital expenditures for the system implementation are projected to be approximately $2 million, and it

                             CHASE INDUSTRIES INC.

is expected that the upgrade to the new software will be completed in second quarter 1999. This project is being funded from internal funds, and a substantial portion of the projected expenditures has been spent or committed. Testing of the software for Year 2000 compliance will occur as the systems are implemented.

         The Company also utilizes software and systems in its internal manufacturing processes and instrumental control functions, which may or may not be Year 2000 compliant. The Company currently is evaluating these potential issues and expects to complete its evaluation in first quarter 1999.

The Company is in the process of assessing its vulnerability to Year 2000 failures on the part of its suppliers, vendors and customers and will be surveying major suppliers, vendors and customers to determine their vulnerability of Year 2000 failures, including assessing the potential impact of any such failures on the Company.

         The Company believes that its new management information systems are or, in the case of Leavitt, will be by year end 1999, Year 2000 compliant. Although the Company's evaluation of operating systems in its internal manufacturing processes and instrumental control functions is not yet complete, the Company expects to bring those systems into Year 2000 compliance, if they are not already year 2000 compliant, by year end 1999. Consequently, the Company has not established contingency plans to deal with Year 2000 issues. However, if this assessment changes, the Company will establish contingency plans as deemed necessary.

         The statements set forth herein regarding the Year 2000 compliance capabilities of the Company's systems, as well as future estimated expenditures necessary to cause Year 2000 compliance by the Company's systems, are forward looking and are based on evaluations by Company personnel and independent consultants engaged by the Company. Actual effects on the Company of Year 2000 compliance issues, as well as costs that may be incurred by the Company to address Year 2000 compliance issues, may differ materially from those currently anticipated if the Company's evaluation of its systems is incorrect. Furthermore, in the event any of the foregoing contingencies occurs, the operations at CBCC and/or Leavitt could be adversely affected until such Year 2000 compliance issues are corrected by the Company and/or its vendors and suppliers, as applicable. In addition, although the Company has not yet been made aware of any Year 2000 compliance issues with any of its material suppliers, vendors or customers, or with any internal manufacturing process and instrumental control functions, because the Company has not yet completed its evaluation, the Company cannot yet finally determine whether or to what extent potential non-compliance may adversely affect the operational ability of the Company or its results of operations.

                             CHASE INDUSTRIES INC.

CONTINGENCIES - ENVIRONMENTAL MATTERS

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

         CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or state laws with respect to four sites (and possibly a fifth site). The Company believes that CBCC has no liability for the cleanup costs related to these sites because (a) such liability is attributable to an entity that had the same or similar name to that of CBCC, such as a division or subsidiary of BP (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities. To the extent CBCC incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP.

                             CHASE INDUSTRIES INC.

         Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds, including trichlorethylene, as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP conducted initial site investigation activities in an effort to determine the extent of contamination and appropriate cleanup methods. After reviewing the results of that investigation, CBCC determined that additional sampling was necessary to more fully delineate the extent and magnitude of contamination, to establish appropriate cleanup standards and to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. CBCC has substantially completed the additional sampling that it believes is necessary.

         Based on the aggregate sampling results, interim remediation for a portion of the site relating to five sludge lagoons has been substantially completed at a projected cost of approximately $1 million, which was recorded in third quarter 1998. Under the terms of the Remediation Agreement, BP is required to fund the costs of remediating the sludge lagoons. Accordingly, the Company recorded a corresponding $1 million receivable from BP.

         The results of the initial sampling conducted by BP, the additional sampling conducted by CBCC, and input from the Ohio EPA are being used to develop a comprehensive remediation plan for the remainder of the site. CBCC anticipates completing the evaluation of data, performance of the risk analysis, and preparation of a draft Remediation Action Plan (the "RAP") in first half of 1999. Prior to the finalization of the RAP, and subsequent execution, the RAP draft and cost estimates will be provided to BP and reviewed with the Ohio EPA. The investigation has been conducted on a voluntary basis with the concurrence of the Ohio EPA, and the Company expects future remediation activities will be conducted on the same basis.

         Because the development of a comprehensive RAP for this site is not yet complete, the Company presently is unable to estimate with any degree of certainty the amount of cleanup costs associated with execution of RAP, although such costs may be material. Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described in Note 4 of Notes to Consolidated Financial Statements in Part I., Item 1., and in Part II.,
Item 1. Legal Proceedings of this report, BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement. If BP fails to fulfill its obligations under the Remediation Agreement to fund remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Based on the status of remediation activities, other than the approximately

                             CHASE INDUSTRIES INC.

$1 million liability established in third quarter for sludge lagoon activities as described above, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

         To the extent CBCC incurs cleanup costs with respect to its Montpelier, Ohio site, it intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recovery from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement, or otherwise, but is unable to collect such amounts from BP, the Company may elect to offset the amounts of such recoveries against amounts payable under the BP Note to the extent it legally is entitled to do so. As of September 30, 1998, the Company has offset approximately $3.96 million payable as interest under the BP Note against amounts owed by BP and Old Chase under the CBCC Purchase Agreement and the Remediation Agreement.

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

         Pending receipt of the consultant's recommendation and further direction from the IDEM, the Company currently is unable to determine what, if any, remedial activities may be required at the Hammond facility. Although the cleanup costs associated with the environmental conditions at the Hammond facility may be material, based on the results of the 1997 sampling the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, UNR Industries, Inc., is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent

                             CHASE INDUSTRIES INC.

the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

         The statements set forth herein regarding anticipated expenditures for environmental matters are forward looking, are based on sampling results currently available to the Company, as well as certain assumptions regarding applicable cleanup standards and methodologies. Actual costs required to be expended by the Company with respect to such matters may differ materially from current expectations depending on the final resolution of known uncertainties, including finalization of a comprehensive RAP for CBCC's entire site, acceptance by applicable governmental agencies of proposed cleanup standards for the remainder of CBCC's site, discovery of additional contaminants during remediation, any change in CBCC's proposed use of its property which affects any applicable cleanup standard and, with respect to Leavitt, the results of any additional sampling that may be necessary or required at the Hammond, Indiana, property and any remediation activities as may be required by the IDEM at such site.

CONTINGENCIES - LEGAL PROCEEDINGS

         As discussed in Note 4 of Notes To Consolidated Financial Statements and Part II., Item 1. Legal Proceedings, the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term, and believes that judgement against the Company and CBCC would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

                             CHASE INDUSTRIES INC.


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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 8, 1998, plaintiffs in the lawsuit styled Ken-Chas Reserve Company, BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc., filed a Reply to Counterclaim in response to the Company and CBCC's Answer and Counterclaim (which Answer and Counterclaim was filed by the Company and CBCC on April 6, 1998). In plaintiff's Reply to Counterclaim, plaintiffs deny any breach by BP of any representations, warranties or covenants contained in the CBCC Purchase Agreement or the Remediation Agreement and deny the existence of any prior settlement agreement reached between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement. Additional information regarding this lawsuit is included in Note 4 of Notes to Consolidated Financial Statements included in Part I., Item 1. of this report and in part II., Item 1. Legal Proceedings contained the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.


ITEM 5.  OTHER INFORMATION

         Because of a recent change to Rule 14a-4(c)(1) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company's management will have discretionary authority with respect to proxies submitted to the 1999 Annual Meeting of Stockholders on any matter which the Company does not receive notice of by March 15, 1999. This rule change does not affect the deadline set forth in Rule 14a-8 promulgated under the Exchange Act for including a shareholder proposal in the Board of Directors' solicitation of proxies, and a shareholder proposal must be received by the Company, Attention:
Corporate Secretary, at the address set forth on the front page of this Form 10-Q no later than December 26, 1998, in order to be included in the Board of Directors' solicitation of proxies.

                             CHASE INDUSTRIES INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998).

         3.2 Certificate of First Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14, 1997) and Certificate of Second Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 26, 1998).

         3.3      By-Laws of the Company (incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

         4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

         4.2 Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

         4.3 Voting Agreement dated November 4, 1994, between the Company, CVC and Martin V. Alonzo ("Mr. Alonzo") (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

         +27      Financial Data Schedules (EDGAR filing only).

         -------------
         +  Filed herewith

         B.       REPORTS ON FORM 8-K

         None.

                             CHASE INDUSTRIES INC.

                                S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.



                                           CHASE INDUSTRIES INC.



Date:  November 12, 1998                   By:  /S/ MICHAEL T. SEGRAVES
                                                -------------------------------
                                                Michael T. Segraves
                                                Vice President
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                Principal Financial Officer)

                             CHASE INDUSTRIES INC.


Exhibit                                                                                             Sequentially
  No.                              Description of Exhibits                                          Numbered Page
-------                            -----------------------                                          -------------
3.1      Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 1998).

3.2      Certificate of First Amendment to the Company's Restated Certificate of
         Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14, 1997) and
         Certificate of Second Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 26, 1998).

3.3 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration
         No. 33-83178).

4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994,
         Registration No. 33-83178).


4.2      Exchange Agreement dated November 4, 1994, between the Company and
         Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to
         Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated
         December 9, 1994, Registration No. 33-87278).

4.3      Voting Agreement dated November 4, 1994, between the Company, CVC and
         Martin V. Alonzo ("Mr. Alonzo") (incorporated by reference to Exhibit
         4.5 to the Company's Registration Statement on Form S-8 dated December
         9, 1994, Registration No. 33-87278).

+27      Financial Data Schedules (EDGAR filing only).

-------------
+  Filed herewith