Form 10-K405
period 1998-12-31
CHASE INDUSTRIES INC
filed 1999-04-01
CIK 928950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO. 1-13394

                             CHASE INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      51-0328047
           (State of Incorporation)                           (I.R.S. Employer
                                                            Identification No.)
            14212 COUNTY ROAD M-50                                 43543
               MONTPELIER, OHIO                                  (Zip Code)
   (Address of principal executive offices)

                                 (419) 485-3193
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

Aggregate market value of outstanding Common Stock held by
  non-affiliates of the Registrant, as of March 18, 1999....   $61,170,129
Number of shares of Common Stock outstanding as of March 18,
  1999......................................................     9,084,052
Number of shares of Nonvoting Common Stock outstanding as of
  March 18, 1999............................................     6,150,118*

---------------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held May 25, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CHASE INDUSTRIES INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item  1.   Business....................................................    1
Item  2.   Properties..................................................    7
Item  3.   Legal Proceedings...........................................    8
Item  4.   Submission of Matters to a Vote of Security Holders.........    9
                                   PART II
Item  5.   Market for Registrant's Common Equity and Related Matters...    9
Item  6.   Selected Financial Data.....................................   11
Item  7.   Management's Discussion and Analysis of Financial Condition    12
             and Results of Operations.................................
Item  8.   Financial Statements and Supplementary Data.................   22
Item  9.   Changes in and Disagreements with Accountants on Accounting    43
             and Financial Disclosure..................................
                                  PART III
Item  10.  Directors and Executive Officers of the Registrant..........   43
Item  11.  Executive Compensation......................................   43
Item  12.  Security Ownership of Certain Beneficial Owners and            43
             Management................................................
Item  13.  Certain Relationships and Related Transactions..............   43
                                   PART IV
Item  14.  Exhibits, Financial Statements, Schedules and Reports on       43
             Form 8-K..................................................

Note: The responses to Items 10 through 13 are included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held May 25, 1999. The required information is incorporated into this Form 10-K by reference to those documents and is not repeated herein.

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

     CBCC. CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Free-machining and forging brass rod, which CBCC estimates represent approximately 80% and 12%, respectively, of annual copper alloy rod shipments by U.S. mills, are the two primary types of copper alloy rod used in the United States and Canada. CBCC is one of the largest manufacturers and suppliers in the United States and Canada of free-machining brass rod, which accounted for approximately 95% of CBCC's total shipments and net sales in 1998 and 1997. CBCC's diverse customer base of more than 250 companies uses its "Blue Dot" trademark brass rod to produce a variety of products, such as faucets, plumbing fittings, heating and air conditioning components, industrial valves, automotive parts, and numerous hardware components.

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

     Leavitt. On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division ("Old Leavitt") of UNR Industries, Inc. ("UNR") (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and structural pipe and is a leading producer and supplier in the United States. Structural steel tubing is used in farm equipment, non-residential construction and other commercial applications. Mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Structural pipe is used for handrails, scaffolding and communications towers.

STOCK SPLIT

     The Company's Board of Directors declared, and the stockholders approved, a three-for-two stock split for shareholders of record as of June 6, 1998. As a result of the split, 5,075,996 additional shares were issued. Fractional shares resulting from the stock split were paid in cash, without interest. All references to the number of shares and per share amounts have been restated to reflect the stock split.

     In conjunction with the stock split, the Company's Restated Certificate of Incorporation was amended by stockholder vote to increase the number of authorized shares from 25 million to 36,310,000 for Common Stock and 5 million to 12.3 million for Nonvoting Common Stock.

PRODUCTS

     CBCC. CBCC principally produces round and hexagonal shaped brass rod in sizes ranging from 5/16 inch to 4 inches in diameter, which are the primary shapes and sizes used by consumers of free-machining and forging brass rod. The main attributes of copper alloy rod are its excellent corrosion resistance, the ease with which it can be machined or forged into a variety of shapes and its moderate strength. Free-machining brass rod is used to produce brass products, such as valves and fittings, by a machining process during which the brass rod is formed, drilled and cut. Forging brass is used to produce brass products by a process during which a heated slug cut from a rod is pressed in an impression die and then machined.

     Leavitt. Leavitt produces structural and mechanical electric resistance welded steel tubing in square, rectangular and round shapes in sizes ranging from 3/8 inch to 12 3/4 inches in outer diameter for round sizes and 1/2 inch to 10 inch for squares and equivalent rectangles. Leavitt's structural steel tubing is used in farm equipment, non-residential construction and other commercial applications. The advantages of structural steel tubing over other structural products such as beams and channels include its high strength-to-weight ratio, low surface area, low wind resistance, hollow interior, good aesthetics and ease of fabrication. Mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Structural pipe, Leavitt's third product line, is used for handrails, scaffolding and communications towers.

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

     In 1996, CBCC launched the "Project 400" capital expansion project. The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to approximately 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters increased productivity and improve quality. The total cost of the first phase of the project was approximately $12 million.

     In second quarter 1998, the Company announced Phase II of Project 400, which is a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. New casting equipment has been ordered and a new building is under construction and is expected to be operational during first quarter 2000. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and the Bank Credit Facility (as hereinafter defined), as necessary.

     Leavitt. Management continues to review the manufacturing processes at each plant in order to identify capital improvement projects that will improve the efficiency and productivity of the facilities and the operations of Leavitt as a whole. Leavitt's 1999 capital investment plan includes automating some manual processes, improving set-up procedures to reduce scrap and focusing on increasing equipment "up-time." Leavitt is also installing new and improved tooling to increase productivity and lower manufacturing costs.

  ISO 9002 Certification

     CBCC and Leavitt have significant quality procedures and controls in place in all aspects of their operations. Effective February 11, 1996, CBCC became the first U.S. brass rod mill to receive an ISO 9002 quality system certification. Leavitt has established a production-management steering committee that is overseeing the process of obtaining ISO 9002 certification. ISO 9002 is a quality system standard for manufacturers that has been adopted by at least 74 nations. The ISO 9002 quality system certification signifies a quality system's adherence to the internationally recognized ISO standards.

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

COMPETITION

     The industries in which the Company operates are highly competitive. Based on available industry data, the Company estimates that it supplied approximately 33% of copper alloy rod and 9% of structural steel tubing shipped by U.S. mills in 1998. In addition to CBCC, there currently are five U.S. companies operating a total of six U.S. copper alloy rod mills, all of which produce both free-machining and forging brass rod. These competitors are Cerro Metal Products Company, Inc., Mueller Brass Co., Inc., Extruded Metals Inc., Chicago Extruded Metals Company and Ansonia Copper & Brass, Inc. The steel tubing industry's capacity exceeds demand, primarily due to the many new market entrants in recent years. Leavitt's primary competitors in steel tubing include Welded Tube of America, Copperweld Corporation's Tube Division and Bull Moose Tube Company. Although the Company competes with other manufacturers, the Company is unable to determine the extent to which its competitors' product lines compete directly with the Company's products because the competitors also produce products that the Company does not produce.

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

CUSTOMERS

     Neither CBCC nor Leavitt depends on any single customer or group of customers, the loss of any one or more of which would have a material adverse effect on CBCC or Leavitt. Also, during 1998, 1997, and 1996, no customer or any affiliated group of customers accounted for more than 10% of the Company's net sales, and the Company does not anticipate that any customer or affiliated group of customers will account for more than 10% of the Company's net sales in 1999.

BACKLOG ORDERS

     As of February 28, 1999, the Company had backlog orders totaling $27 million. As of February 28, 1998, the Company had backlog orders totaling $41 million. The decrease from 1999 to 1998 is attributed to shorter order-to-shipment lead times throughout the brass rod industry, 14% reduction in CBCC's Metal Selling Price and lower steel tubing demand and reduced tube prices. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- General Economic and Industry Conditions." The Company anticipates that all current backlog orders will be filled during 1999, but is unable to estimate the amount of backlog that will exist as of year end 1999.

TRADEMARKS

     The Company owns the registered trademarks CHASE and a centaur design (which is CBCC's logo) in the United States and Canada, and the registered trademark "BLUE DOT" and its design in the United States and Mexico, for use in connection with CBCC's products. The Company also owns the registered trademarks CHASE BRASS & COPPER CO. and a centaur design in Mexico. The Company also owns the registered trademarks LEAVITT and a steel tube design in the United States, and has registrations for these trademarks pending in Canada and Mexico. Because of the recognition of these trademarks in the industries in which CBCC and Leavitt operate, the Company considers these intellectual property rights important to its business.

EMPLOYEES

     At December 31, 1998, the Company had approximately 700 full-time employees, of whom approximately 250 were salaried and approximately 450 were hourly. The Company believes that its relations with its employees are good and currently does not anticipate any work stoppages.

BUSINESS SEGMENTS

     The Company has two business segments, the brass products segment operated by CBCC and the steel products segment operated by Leavitt. For segment information, see Note 13 of Notes to Consolidated Financial Statements included in Item 8.

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

     For the above reasons, the Company cannot predict with certainty its aggregate future capital expenditures for pollution control. However, the Company currently estimates that it will incur capital expenditures for pollution control of approximately $500,000 in 1999, a portion of which may be subject to reimbursement by certain affiliates of BP America, Inc., as the owners of the assets of the brass rod division of Old Chase prior to the CBCC Acquisition (collectively, "BP") under the Remediation Agreement and the CBCC Purchase Agreement discussed below. The Company anticipates additional expenditures of approximately $2.2 million for pollution control devices associated with Phase II of the capacity expansion project at CBCC (see "Business Strategy -- Capital Investment and Continuing Productivity Improvement Programs -- CBCC"). Estimates of capital expenditures for pollution control purposes beyond 1999 are even more uncertain. However, assuming no significant manufacturing process changes and no significant changes in applicable laws or regulations, the Company currently anticipates that its capital expenditures for pollution control purposes for 2000 will be approximately $500,000, and during the period of 2001-2003 will aggregate approximately $1 million. These estimates are exclusive of expenditures associated with on-site remediation activities, as more fully discussed below, and pollution control devices that may be required in connection with additional phases of the capacity expansion program. The Company believes that expenditures for pollution control equipment will continue to be required in the future for continued compliance with applicable environmental laws and regulations.

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

     CBCC. In connection with the CBCC Acquisition, the Company and BP entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility and the construction of a waste water treatment plant to enable CBCC to comply with its waste water discharge permit (the "Permit"). BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. BP has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition. Although BP has acknowledged its contractual obligations to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described in Note 12 of Notes to Consolidated Financial Statements included in Item 8., BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement.

     While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing occasional exceedances of certain limitations contained in the Permit, resulting in violations of the Clean Water Act. The Ohio Environmental Protection Agency ("Ohio EPA") has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue. In early 1997, CBCC identified certain conditions it believed to be contributing to the Permit limit exceedances and undertook corrective measures that have reduced significantly the Permit exceedances. Although certain Permit exceedances are still being experienced on occasion, precluding

CBCC's routine compliance with the Permit, CBCC has identified certain additional conditions that may be contributing to the exceedances and is actively working to correct these conditions. The Company anticipates that the corrective measures currently being undertaken will be completed in the second quarter 1999.

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated by certain volatile organic compounds as well as total petroleum hydrocarbons and certain metals associated with historical operating practices. BP conducted initial site investigation activities in an effort to determine the extent of contamination and appropriate cleanup methods. After reviewing the results of that investigation, CBCC determined that additional sampling was necessary to more fully delineate the extent and magnitude of contamination, to establish appropriate cleanup standards, and to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. CBCC has substantially conducted the additional sampling that it believes is necessary.

     Based on the aggregate sampling results, interim remediation for a portion of the site was completed in fourth quarter 1998 at a cost of approximately $1 million. The Company anticipates undertaking additional interim remedial activities in third and fourth quarters 1999 and, in connection with these activities, to conduct additional sampling at certain areas of the site. The results of the initial sampling conducted by BP, the additional sampling conducted (and to be conducted) by CBCC, and input from the Ohio EPA are being (and will be) used to develop a comprehensive remediation plan for the site. Until the completion of these additional interim remedial and investigatory activities and the development of a remediation plan for the site, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith. The investigation has been conducted on a voluntary basis with the concurrence of the Ohio EPA, and the Company expects future remediation activities will be conducted on the same basis.

     To the extent CBCC has incurred, and incurs future, cleanup cost with respect to investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recover from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement or otherwise, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million promissory note delivered to BP as part of the consideration for the CBCC Acquisition (the "BP Note"). See Notes 5 and 12 of Notes to Consolidated Financial Statements included in Item 8., for a discussion of the receivable from BP and prior offsets against amounts owing under the BP Note and pending litigation regarding BP's obligations under the Remediation Agreement and CBCC Purchase Agreement.

     Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environment Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a closure letter, and, in February 1997, notified Leavitt that additional groundwater sampling would be required prior to the IDEM considering closure. Additional groundwater sampling was conducted in fourth quarter 1997. The sampling results, which indicated the continued presence in the groundwater of certain contaminants, were submitted to the IDEM for review. Upon review of those test results, the IDEM indicated that it would not yet issues a "closure" letter.

     The Company has engaged a consultant to evaluate appropriate actions to be taken with regard to the groundwater at Hammond in order to receive a closure letter from the IDEM. The consultant has completed its review and analysis of the Hammond facility and has recommended additional onsite investigation and further discussions with IDEM. Until these actions are carried out, the Company will be unable to determine what, if any, remedial activities may be required. However, based on final test results from the sampling conducted in fourth quarter 1997 and the contractual obligation of UNR to indemnify the Company for pre-closing environmental conditions, the Company does not believe that the cleanup costs associated with the environmental conditions at the Hammond facility will have a material adverse effect on the Company's financial position, results of operations or liquidity. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location. See Note 12 of Notes to Consolidated Financial Statements included in Item 8.

     The Company is involved in certain environmental legal proceedings as described in "Item 3. Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements included in Item 8.

     The Company does not believe that costs that may be incurred in connection with the investigation and cleanup associated with the environmental matters discussed above will have a material adverse effect on the Company's financial position, results of operations or liquidity. For additional information regarding the environmental matters referenced above, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Contingencies -- Environmental Matters" and Note 12 of Notes to Consolidated Financial Statements included in Item 8.

ITEM 2. PROPERTIES

     The Company owns all of its facilities except as indicated below. The Company believes its plants are suitable for their purposes, are well maintained and are adequately insured.

     CBCC. CBCC's manufacturing facility and the Company's executive and general offices are located on a 75-acre site owned by the Company in Montpelier, Ohio, near the Indiana and Michigan borders. CBCC's manufacturing facility in Montpelier consists of one plant of approximately 140,000 square feet. The plant was constructed in 1965 expressly for the purpose of producing free-machining brass rod and the Company believes that it is the most modern brass rod facility in the United States.

     CBCC also leases a warehouse in Los Angeles, California, that contains approximately 47,000 square feet of storage space. The Los Angeles warehouse lease expires in 2001. The Los Angeles warehouse lease does not contain any express renewal provisions, but the Company believes that the lease can be renewed or comparable facilities can be obtained on terms acceptable to the Company.

     CBCC manufactures substantially all of the brass rod it ships. CBCC's manufacturing facility has operated seven days a week, 24 hours a day, since 1981 (except for downtime relating to regular maintenance, capital improvements and minor mechanical failures). CBCC's "Project 400" capital expansion program is designed to further increase finished brass rod capacity by one-third to about 400 million pounds annually. See "Item 1. Business -- Business
Strategy -- Capital Investment and Continuing Productivity Improvement
Programs -- CBCC."

     Leavitt. Leavitt operates three manufacturing facilities, two in Chicago, Illinois, and one in Jackson, Mississippi. The three facilities have a total of over 900,000 square feet of manufacturing and office space. The facilities contain a total of thirteen tube mills and four steel coil slitters. Leavitt's production capacity is in excess of 1 billion pounds annually. Leavitt's facilities are currently operating between one and three shifts daily with utilization at approximately fifty percent of capacity. All of Leavitt's facilities are owned except for the Jackson facility which is leased. In second half 1997, Leavitt's Hammond, Indiana, facility was consolidated into a Chicago facility and some production was transferred to the Jackson plant. Leavitt also operates a steel tube cutting facility in Blue Island, Illinois. See "Item 1. Business Strategy -- Capital Investment and Continuing Productivity Improvement Programs -- Leavitt."

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

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain claims and litigation as described in
Note 12 of Notes to Consolidated Financial Statements included in Item 8.

     CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or state laws with respect to four sites, and may have been identified as PRP at one additional site, as described in the following paragraphs.

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

     The Jack's Creek, or Sitkin Smelting & Refining, site located in Mifflin County, Pennsylvania, was placed on the U.S. EPA's National Priorities List in 1989. While CBCC has not received any formal notification from the U.S. EPA or any third party, the Company believes that Old Chase has been identified by the U.S. EPA as a PRP. To the Company's knowledge, however, neither CBCC nor the brass rod division of Old Chase directly disposed of hazardous waste at this site. Nevertheless, BP has been notified by the Company of CBCC's (or Old Chase's) apparent identification as a PRP and BP's responsibility for any liability associated with this site as it relates to periods prior to the date of the CBCC Acquisition. Based on information available to the Company, it appears that if CBCC or Old Chase were determined to be liable, liability would be allocated on the basis of 0.5828% of cleanup costs (or approximately $376,000).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     The Company completed its initial public offering of Common Stock on November 10, 1994 (the "Offering"), pursuant to which the Company sold 3,200,000 shares of Common Stock at a price to the public of $10.00 per share (4,800,000 shares at a price of $6.67 per share after giving effect to the stock split described below). The Company's Board of Directors declared, and the stockholders approved, a three-for-two split of the Company's outstanding common stock for shareholders of record as of June 6, 1998. As of March 18, 1999, the Company had outstanding 9,084,052 shares of Common Stock and 6,150,118 shares of Nonvoting Common Stock exchangeable on a share-for-share basis into shares of Common Stock at the option of the holder thereof. There is no established public trading market for the Company's Nonvoting Common Stock, all of which currently is held of record by Citicorp Venture Capital Ltd.

     The Company's Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "CSI." The Common Stock began trading on the NYSE on November 4, 1994.

     The following table sets forth, for the periods shown, the high and low sales prices for the Common Stock as reported by the NYSE. No cash dividends were paid or declared with respect to such periods. All per share figures are adjusted for the three-for-two stock split effective June 6, 1998.

                                                               1998                        1997
                                                      ----------------------      ----------------------
                                                        HIGH          LOW           HIGH          LOW
                                                        ----          ---           ----          ---
First quarter.....................................      $21           $14 9/16      $16           $13 1/4
Second quarter....................................      $21 7/8       $19 11/16     $16 1/4       $12 3/4
Third quarter.....................................      $19 7/8       $11 1/2       $19 15/16     $15 11/16
Fourth quarter....................................      $13 7/8       $10 1/4       $20           $15

     As of March 18, 1999, the last reported sales price of the Company's Common Stock, as reported by the NYSE, was $9.00 per share, and the Common Stock was held of record by approximately 137 holders.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
                                            (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales.............................  $433,436   $487,783   $366,991   $313,097   $260,096
  Cost of goods sold (exclusive of
     depreciation and amortization shown
     separately below)..................   371,234    419,412    311,345    270,022    224,532
  Lower of cost-or-market inventory
     writedowns.........................     6,794         --         --         --         --
                                          --------   --------   --------   --------   --------
     Gross profit.......................    55,408     68,371     55,646     43,075     35,564
  Selling, general and administrative
     expenses...........................    15,960     15,418     12,121      8,264      6,193
  Depreciation and amortization.........    10,876      9,875      6,710      5,537      5,795
                                          --------   --------   --------   --------   --------
     Operating income...................    28,572     43,078     36,815     29,274     23,576
  Interest expense......................     3,152      4,653      2,612      1,530      3,911
                                          --------   --------   --------   --------   --------
     Income before income taxes.........    25,420     38,425     34,203     27,744     19,665
  Provision for income taxes............     9,660     14,603     13,564     11,043      7,111
                                          --------   --------   --------   --------   --------
     Net income.........................    15,760     23,822     20,639     16,701     12,554
  Preferred stock dividends and
     accretion..........................        --         --         --         --      2,244
                                          --------   --------   --------   --------   --------
       Net income available for common
          stock.........................  $ 15,760   $ 23,822   $ 20,639   $ 16,701   $ 10,310
                                          --------   --------   --------   --------   --------
BASIC PER SHARE INFORMATION:*
  Average shares outstanding............    15,216     15,141     15,095     15,092     11,052
  Net income available for common
     stock..............................  $   1.04   $   1.57   $   1.37   $   1.11   $   0.93
                                          --------   --------   --------   --------   --------
DILUTED PER SHARE INFORMATION:*
  Average shares outstanding............    15,561     15,483     15,289     15,149     11,054
  Net income available for common
     stock..............................  $   1.01   $   1.54   $   1.35   $   1.10   $   0.93
                                          --------   --------   --------   --------   --------
BALANCE SHEET DATA (AT YEAR END):
  Working capital.......................  $ 54,671   $ 59,950   $ 48,649   $ 36,798   $ 16,786
          Total assets..................   212,804    209,501    204,751    103,003     81,542
          Total debt....................    27,491     48,209     70,762     18,784     17,018
  Stockholder's equity..................   115,420     98,713     74,333     53,645     36,944
OTHER DATA:
  Operating cash flow...................  $ 41,279   $ 18,930   $ 39,531   $ 21,265   $ 21,171
  Capital expenditures..................    15,232     15,774      4,092      4,465      3,391

---------------

* Adjusted for the three-for-two stock split effective June 6, 1998.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Stock Split

     The Company's Board of Directors declared and the stockholders approved, a three-for-two stock split for shareholders of record as of June 6, 1998. As a result of the split, 5,075,996 additional shares were issued. Fractional shares resulting from the stock split were paid in cash, without interest. All references to the number of shares and per share amounts have been restated to reflect the stock split.

  Corporate Name Change

     Effective May 15, 1997, the Company changed its name from Chase Brass Industries, Inc. to Chase Industries Inc. Management's decision to change the name was to eliminate any possible confusion between the parent corporation and its brass rod subsidiary, Chase Brass & Copper Company, Inc. ("CBCC"), as well as to better describe the diversity of the business following the acquisition of Leavitt Tube Company, Inc.

  Leavitt Acquisition

     On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division of UNR Industries, Inc. ("UNR") (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and is a leading producer and supplier of steel tubing in the United States. See Note 2 of Notes to Consolidated Financial Statements.

  Operations

     The Company, through its wholly owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing and structural pipe.

     CBCC. CBCC's net sales represent gross sales of brass rod less sales discounts and freight charges. The gross sales price of brass rod consists of a metal price charged to customers and a fabrication price as separate components. Cost of goods sold includes the cost of brass scrap, which is the principal raw material used in the manufacturing process and the primary component of cost of goods sold, as well as the costs of labor, energy and other materials and supplies used in fabricating the brass scrap into finished rod. Therefore, CBCC's profit levels depend primarily on the amount of finished rod shipped, fabrication prices and the difference between the metal price charged to customers and CBCC's cost of brass scrap.

     CBCC obtains approximately 80% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") had been four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since December 1994. In December 1997 the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. CBCC also purchases approximately 20% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through December 1998, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

     In addition to sales made under the pricing structure described above, some sales are made on a tolling basis, where the customer consigns brass scrap to CBCC and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions affect net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod. To a lesser extent, tolling transactions also affect gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on gross profit, CBCC requires tolling customers to deliver additional pounds of brass scrap in exchange for each pound of finished rod shipped.

     Leavitt. Leavitt's financial performance may be impacted by changes in the price it pays for flat-rolled steel, the primary cost component of Leavitt's finished product, based on the market conditions in domestic and international flat-rolled steel industry. Based on the then-current market conditions in the steel tubing industry and the level of capacity utilization, Leavitt may or may not be able to pass the economic impact of steel price changes on to its customers through changes in the selling price. The steel tubing industry is highly fragmented and suppliers may reduce prices or fail to increase prices as a result of flat-rolled steel price increases, depending on their individual financial and operational motivation.

  General Economic and Industry Conditions

     The demand for the Company's products in the United States and Canada generally is dependent upon business conditions in the industries which use products made from copper alloy rod and structural and mechanical steel tubing and structural pipe. Manufacturers of products used in building and construction and manufacturers of industrial machinery and equipment are the primary users of copper alloy rod. Primary users of steel tubing are non-residential construction, farm equipment and steel tube commercial products manufacturers.

     Therefore, the Company's operating results during any given period depend significantly on business conditions in its industries. These activities, in turn, are sensitive to fluctuations in overall economic activity, movement in interest rates and availability of short-and long-term financing. The Company's operating results also depend on its manufacturing capacity, as well as industry production levels and other market factors.

     CBCC. During 1998, United States and Canadian apparent consumption of copper alloy rod was approximately 1.1 billion pounds, which included industry shipments of approximately 965 million pounds plus net imports of approximately 105 million pounds. Industry shipments were flat with 1997 while imports decreased approximately 17%. Imports were at record levels during first quarter 1998; then, as a result of reductions in the Metal Selling Price in December 1997 and February and June 1998, imports declined by approximately 33% during second half 1998 compared to 1997. Also, the Metal Selling Price was reduced on January 6, 1999, by an additional two cents. The economic problems in Asia resulted in increased imports of brass rod in 1998 from South Korea and other Asian nations who aggressively competed with the domestic copper alloy rod industry by offering lower prices than domestic mills. Excluding South Korea, which was the largest country of origin in 1998, imports were down by 33% in 1998 compared to 1997. Since 1990, apparent consumption has fluctuated based on demand, while over the same period CBCC's shipments have continually increased, with 1998 being another record year.

     The strong 1998 industry demand was predominantly in the industry's largest end use market, building and construction. CBCC targeted specific plumbing customers for growth in this market, which now represents over 50% of CBCC's shipments and is expected to remain strong through 2000. The building and construction market continues to be impacted by the high level of new homes built, a higher use of brass plumbing fixtures per home and a high level of home remodeling, which has increased plumbing fixture demand.

     Leavitt. The structural steel tubing industry has substantially more capacity than demand in a highly competitive environment. Newly-constructed tube mills began operation, further increasing excess capacity in the industry. Leavitt believes its share of this industry is approximately 9%, about the same as the prior year. Use of structural steel in construction is increasing, with market growth of 5% in 1998. An intense marketing effort by the Steel Tube Institute, in which Leavitt is an active member, targets significant growth over the next five years. The marketing efforts of the Steel Tube Institute are to educate construction companies, architects and industry executives on the benefits and cost effectiveness of the use of structural steel tubing in lieu of other products. This industry wide marketing effort has helped increase the use of structural steel tubing, with 1998 being nearly double the level in 1992.

     In 1998, imports of flat-rolled steel, Leavitt's raw material, increased substantially as a result of poor economic conditions in Asia, Russia and South America. Tubing prices moved lower with flat-rolled steel prices. Meanwhile, steel service centers, expecting lower tubing prices, curtailed purchases waiting for the prices to decline further. As this was happening, the agricultural equipment industry usage of structural tubing declined due to lower agricultural prices and reduced exports of agricultural products resulting from depressed economic conditions in Asia and South America. The same depressed economic conditions also reduced sales of construction equipment. These factors reduced Leavitt's shipments in 1998.

     1999 Outlook. Forecasts of future industry consumption, future levels of imports and future shipments by the Company are forward-looking and are subject to risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. There can be no assurance that 1999 industry consumption will be similar to 1998 levels. Actual results and developments in these areas will be affected by the general economic and industry conditions discussed above. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affects import levels and exports of U.S. manufactured products containing parts made from brass rod and steel tubing. The Company's 1999 shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption.

  Inventories

     At the time of the CBCC and Leavitt Acquisitions, assets purchased, including inventory, were valued at net realizable value in accordance with purchase accounting rules. The Company elected the last-in, first-out ("LIFO") method of inventory accounting for financial reporting purposes. During 1998, the Company recorded non-cash lower of cost-or-market inventory writedowns totaling $6.8 million. The writedowns to market were due to the decreasing prices of flat-rolled steel, steel tubing and brass metal. If the first-in, first-out ("FIFO") method for determining cost had been used, at December 31, 1998, inventories would have been approximately 1.7 million lower.

RESULTS OF OPERATIONS

     The following table is derived from the Company's Consolidated Statement of Income for the periods indicated and presents the results of operations as a percentage of net sales.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   85.6     86.0     84.8
Lower of cost-or-market inventory writedowns................    1.6       --       --
                                                              -----    -----    -----
  Gross profit..............................................   12.8     14.0     15.2
Selling, general and administrative expenses................    3.7      3.2      3.3
Depreciation and amortization...............................    2.5      2.0      1.8
                                                              -----    -----    -----
  Operating income..........................................    6.6      8.8     10.1
Interest expense, net.......................................     .7       .9       .7
                                                              -----    -----    -----
  Income before income taxes................................    5.9      7.9      9.4
Provision for income taxes..................................    2.2      3.0      3.7
                                                              -----    -----    -----
  Net income................................................    3.7%     4.9%     5.7%
                                                              =====    =====    =====

  1998 Compared with 1997

     Net sales decreased $54.3 million, or 11%, to $433.4 million in 1998. Despite record brass rod shipments in 1998, net sales declined primarily as a result of a 21% reduction in the average Metal Selling Price for brass rod in 1998 compared to 1997. In addition, net sales decreased due to slightly lower steel tubing shipments and reduced steel tubing prices. These factors were previously discussed above under "General Economic and Industry Conditions."

     Gross profit excluding lower of cost-or-market inventory writedowns decreased $6.2 million, or 9%, to $62.2 million in 1998. Gross profit was adversely effected by declining flat-rolled steel prices and competitive steel tubing price pressures, which have reduced steel tubing margins. Overall profitability was unfavorably affected by lower margins on brass rod shipments because fabrication prices decreased due to competitive pressures in the market. Margins were also decreased due to the decline in the profitability of brass purchased on the open market.

     The Company recorded non-cash lower of cost-or-market inventory writedowns totaling $6.8 million. The writedowns to market were due to the decreasing prices of flat-rolled steel, steel tubing and brass metal. The 10 cents-per-pound reduction on June 1, 1998, and the 2 cents-per-pound reduction on January 6, 1999, of the Metal Selling Price resulted in $3.2 million in inventory writedowns during 1998. These brass price reductions brought the cumulative Metal Selling Price reduction to 27 cents-per-pound, or 27%, since December 1997. The current Metal Selling Price is the lowest since 1987, and management believes the lower price will encourage demand for brass rod. The remaining lower of cost-or-market inventory writedowns of $3.6 million resulted from declining flat-rolled steel prices and lower steel tubing prices.

     Selling, general and administrative ("SG&A") expenses increased $0.5 million, or 4%, to $16.0 million. SG&A expenses increased due to a write-off of accounts receivable from a bankrupt customer and higher due diligence costs related to investigating potential acquisitions that were not consummated.

     Depreciation and amortization increased $1.0 million, or 10%, to $10.9 million due to 1997 and 1998 capital additions.

     As a result of the above factors, operating income decreased $14.5 million, or 34%, to $28.6 million.

     Net interest expense decreased $1.5 million, or 32%, to $3.2 million due to repayments on the Revolving Credit Facility (hereinafter defined) of $7.6 million and the Term Loan (hereinafter defined) of $13.0 million.

     The decrease in the provision for income taxes of $4.9 million, or 34%, to $9.7 million corresponded to a decrease in pre-tax income of 34%. The effective tax rates for 1998 and 1997 were 38%.

     As a result of the above factors, net income excluding lower of cost-or-market inventory writedowns decreased $3.8 million, or 16%, to $20.0 million in 1998. Diluted earnings per share excluding lower of cost-or-market inventory writedowns decreased to $1.28 per share compared with $1.54 per share in 1997. After the inventory writedowns, net income was $15.8 million, or $1.04 per basic share, or $1.01 per diluted share, a decrease of 34% from 1997.

  1997 Compared with 1996

     Net sales increased $120.8 million, or 33%, to $487.8 million in 1997. Gross profit increased $12.7 million, or 23%, to $68.4 million, principally due to record brass rod shipments and the impact of a full year of Leavitt's results. Record brass rod shipments were fueled by continued strong demand in the industry's largest end use market, construction and remodeling, and record apparent consumption of copper alloy rod in 1997.

     SG&A expenses increased $3.3 million, or 27%, to $15.4 million, due primarily to a full year of Leavitt's operations. Depreciation and amortization increased $3.2 million, or 47%, due to a full year of Leavitt's results and increased depreciation on CBCC capital additions.

     As a result of the above factors, operating income increased $6.3 million, or 17%, to $43.1 million in 1997.

     Net interest expense increased $2.0 million, or 78%, to $4.7 million due to interest expense incurred on the Leavitt Acquisition debt as well as reduced interest income of $108,000 compared with $720,000 in 1996.

     The provision for income taxes increased $1.0 million, or 8%, to $14.6 million in 1997 as a result of a $4.2 million, or 12%, increase in pretax income.

     As a result of the above factors, net income increased $3.2 million, or 15%, to $23.8 million in 1997. Basic earnings per share increased to $1.57 from $1.37 in 1996. Diluted earnings per share increased to $1.54 from $1.35 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  General

     At December 31, 1998, long-term debt totaled $27.3 million, a $20.7 million, or 43%, decrease from year end 1997. The decline represents prepayments on the Term Loan totaling $13.0 million and repayment of borrowings under the Revolving Credit Facility of $7.6 million. Term Loan payments originally due through April 2001 had been prepaid as of December 31, 1998. Cash and cash equivalents of $9.2 million at year end 1998 increased from $0.9 million as of year end 1997 resulting in net debt as of December 31, 1998 of $18.3 million.

     The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the Revolving Credit Facility.

  Working Capital

     At December 31, 1998, working capital was $54.7 million, a $5.3 million, or 9% decrease from 1997. An increase in cash and cash equivalents of $8.3 million and inventory of $2.1 million was more than offset by a reduction in accounts receivable of $12.2 million and an increase in accounts payable of $4.2 million. Metal price decreases of steel tubing and brass rod contributed to the working capital decrease.

     The Company's current ratio follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
Current ratio...............................................  1.97    2.19
Current ratio excluding cash................................  1.81    2.17

  Cash Flow Provided by Operating Activities

     In 1998, net cash provided by operating activities reached a record $41.3 million compared to $18.9 million in 1997. The primary sources of cash from operating activities in 1998 were net income of $15.8 million, depreciation and amortization of $10.9 million and a reduction in working capital, excluding cash and debt, of $13.6 million.

     In 1997, net cash provided by operating activities decreased $20.6 million to $18.9 million compared with 1996. The primary sources of cash from operating activities in 1997 were net income of $23.8 million, depreciation and amortization of $9.9 million, and deferred tax expense of $4.6 million, partially offset by an increase in working capital, excluding cash and debt, of $20.2 million.

     In 1996, net cash provided by operating activities was $39.5 million. The primary sources of cash from operating activities in 1996 were net income of $20.6 million, depreciation and amortization of $6.7 million, accretion of discount on the BP Note (as hereinafter defined) of $1.2 million, and a decrease in working capital, excluding cash, of $10.6 million.

  Cash Flow (Used in) Investing Activities

     Capital expenditures were $15.2 million, $15.8 million and $4.1 million in 1998, 1997 and 1996, respectively. Capital expenditures included initial costs for the new foundry and installation costs for the three new billet heaters in 1998, equipment and construction costs for the billet heater project in 1997 and improvements to the extrusion press system and finishing lines in 1996. Cash used in investing activities in 1996 includes $91.7 million for the acquisition of Leavitt.

  Cash Flow (Used in) Provided by Financing Activities

     During 1998, the Company prepaid $13.0 million on the Term Loan (as hereinafter defined) used to fund the Leavitt Acquisition. Net repayments on the Revolving Credit Facility totaled $7.6 million. The Company also received proceeds of $2 million in conjunction with a lease of new billet heating equipment. See Notes 6 and 11 of Notes to Consolidated Financial Statements.

     During 1997, the Company prepaid $30 million on the Term Loan. Net borrowings under the Revolving Credit Facility totaled $7.6 million during 1997. The Company also received proceeds of $10 million in conjunction with a lease of new billet heating equipment in 1997.

     The Company received proceeds from issuance of the Term Loan totaling $60 million during 1996 to fund the Leavitt Acquisition, of which $10 million was prepaid prior to year end 1996.

  Capital Resources

     In 1996 the Company launched a capital project referred to as "Project 400." The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to approximately 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters will also increase productivity and improve quality. The total cost of the first phase of the project was approximately $12 million and was financed through a six-year operating lease as described in Note 11 of Notes to Consolidated Financial Statements.

     In second quarter 1998, the Company announced Phase II of Project 400, which is a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. New casting equipment has been ordered and a new building is under construction and is expected to be operational during first quarter 2000. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and the Bank Credit Facility, as necessary.

  Bank Credit Facility

     In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). The Company prepaid $13 million on the Term Loan in 1998, $30 million in 1997 and $10 million in 1996, including all amounts originally due through April 2001. The remaining balance of $7 million on the Term Loan is payable in quarterly installments in amounts ranging from $2,975,000 in July 2001 to $1,025,000 due January 2002. The total borrowing capacity under the Revolving Credit Facility is determined monthly by a formula based on levels of accounts receivable and inventory, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time.

     Effective June 16, 1997, the Company and PNC Bank agreed to an amendment to the Bank Credit Facility which reduced the Company's LIBOR spread and provided a Federal funds interest rate option for the Revolving Credit Facility. Advances under the Bank Credit Facility will bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 5.7% and 6.5% at December 31, 1998 and 1997, respectively.

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

     As of December 31, 1998, $7 million was outstanding under the Term Loan and no amounts were outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $40 million.

  Average Revolving Credit Facility Borrowings

     The average outstanding balance under the Revolving Credit Facility in 1998 was $5.6 million. The average outstanding balance under the Revolving Credit Facility in 1997 was $9.4 million. As of March 18, 1999, the Company had available $36.4 million under the Revolving Credit Facility. For a discussion of long-term borrowings under the Bank Credit Facility, see Note 6 of Notes to Consolidated Financial Statements.

IMPACT OF THE YEAR 2000

     Year 2000 issues are due to computer software being written using two digits rather than four to define a specific fiscal or calendar year. As a result, date-sensing software may recognize "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations or inability to engage in normal business activities.

     Based on the Company's assessments to date of its Year 2000 risk and for other business purposes as well, CBCC implemented modifications to its management information systems in years 1995 through 1997, including the conversion of its management information processing software to new software. The Company conducted extensive testing of the software, including transactions scheduled to occur after the beginning of the year 2000, and determined that the software was not completely Year 2000 compliant. As a result, the software vendor has issued an upgraded release of the software and this upgraded software is in the process of being installed. The software vendor represents the new release as Year 2000 compliant. As the new release is installed and tested, transactions occurring in 2000 and beyond will again be simulated. The installation is expected to be completed prior to the end of third quarter 1999 and CBCC is not projected to incur a significant cost to complete the upgrade, as the upgraded version of the software is included with CBCC's annual software maintenance fee.

     Leavitt's management information systems are not currently Year 2000 compliant. For this and other business reasons, Leavitt is in the process of converting to new software, which has been represented as Year 2000 compliant and which management believes also will assist in improved management of the business. Substantial conversion tasks have been completed. The capital expenditures for the systems implementation are projected to be approximately $2.5 million, and it is expected that the upgrade to the new software will be completed in third quarter 1999. This project is being funded from internal funds, and a substantial portion of the projected expenditures has been spent or committed. Testing of the software for Year 2000 compliance will occur as the systems are implemented.

     The Company also utilizes software and systems in its internal manufacturing processes and instrumental control functions. The Company has evaluated these systems, developed plans to upgrade non-compliant systems, and expects to complete these plans by the end of third quarter 1999.

     The Company is in the process of assessing its vulnerability to Year 2000 failures on the part of its suppliers, vendors and customers and has surveyed major suppliers, vendors and customers to determine their vulnerability to Year 2000 failures, including assessing the potential impact of any such failures on the Company. Although the Company's survey results and assessment activities to date have not identified any Year 2000 problems originating with its suppliers, vendors or customers that the Company reasonably anticipates will have a material adverse effect on the Company, the Company cannot control the conduct of its suppliers, vendors or customers and, therefore, cannot guarantee that Year 2000 problems originating with a supplier, vendor or customer will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would do so if a specific problem is identified. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

     The Company believes that its new management information systems are, or will be by year end 1999, Year 2000 compliant. The Company has conducted evaluations of operating systems in its internal manufacturing processes and instrumental control functions and expects to bring those systems into Year 2000 compliance, if they are not already Year 2000 compliant, by year end 1999. Consequently, the Company has not established contingency plans to deal with Year 2000 issues. However, if this assessment changes, the Company will establish contingency plans as deemed necessary.

     The statements set forth herein regarding the Year 2000 compliance capabilities of the Company's systems, as well as future estimated expenditures necessary to cause Year 2000 compliance by the Company's systems, are forward looking and are based on evaluations by Company personnel and independent consultants engaged by the Company. Actual effects on the Company of the Year 2000 compliance issues, as well as costs that may be incurred by the Company to address Year 2000 compliance issues, may differ materially from those currently anticipated if the Company's evaluation of its systems is incorrect. Furthermore, in the event any of the foregoing contingencies occurs, the operations at CBCC and/or Leavitt could be adversely affected until such Year 2000 compliance issues are corrected by the Company and/or its vendors and suppliers, as applicable.

CONTINGENCIES -- ENVIRONMENTAL MATTERS

     As discussed in "Item 1. Business -- Environmental Regulation" and Note 12 of Notes to Consolidated Financial Statements included in Item 8., each of CBCC and Leavitt are subject to certain contingent liabilities relating to environmental conditions at their respective facilities.

     CBCC. Based on the aggregate sampling results currently available with respect to CBCC's site, interim remediation for a portion of the site has been completed at a cost of approximately $1 million, which was recorded in third quarter 1998. Under the terms of the Remediation Agreement, BP is required to fund the remediation costs. Accordingly, the Company recorded a corresponding $1 million receivable from BP.

     Because the development of a comprehensive remediation action plan (the "RAP") for CBCC's site is not yet complete, the Company presently is unable to estimate with any degree of certainty the amount of cleanup costs associated with execution of the RAP, although such costs may be material. Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described in Note 12 of Notes to Consolidated Financial Statements included in Item 8., BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement and CBCC Purchase Agreement. If BP fails to fulfill its obligations under the Remediation Agreement to fund remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Based on the status of remediation activities, other than the $1 million spent for interim remediation activities as described above, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

     To the extent CBCC has incurred, and incurs future, cleanup cost with respect to investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recover from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement or otherwise, the Company may elect to offset the amounts of such recoveries from BP and prior offsets against amounts owing under the $20 million BP Note. See Notes 5 and 12 of Notes to Consolidated Financial Statements included in Item 8., for a discussion of the receivable from BP and prior offsets against amounts owing under the BP Note and pending litigation regarding BP's obligations under the Remediation Agreement and CBCC Purchase Agreement.

     Leavitt. Pending receipt of Leavitt's independent consultant's recommendations and further direction from the IDEM, the Company currently is unable to determine what, if any, remedial activities may be required at the Hammond facility. Although the cleanup costs associated with the environmental conditions at the Hammond facility may be material, based on the results of the 1997 sampling the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, ROHN Industries, Inc. (formerly UNR Industries, Inc.), is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate (approximately $140,000 has been incurred for various matters and charged against this basket). In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

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

CONTINGENCIES -- LEGAL PROCEEDINGS

     As discussed in Note 12 of Notes To Consolidated Financial Statements included in Item 8., the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term, and believes that judgement against the Company and CBCC would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

INFLATION

     The Company does not believe that its operations have been significantly affected by inflation.

SAFE HARBOR

     Management uses estimates and assumptions in discussing future operations of the Company and conditions in the industries in which it operates. Such forecasts made by the Company, including forecasts regarding demand for the Company's products, are forward looking and are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Actual results will be affected by general economic and industry conditions in the end-use markets for the Company's products, as well as by the impact of competitive products and pricing, including without limitation the impact of imports. The end-use markets for CBCC's products include primarily construction and remodeling, industrial machinery and equipment, electronics and transportation; while the end-use markets for Leavitt's products primarily include non-residential construction, agriculture and consumer durables. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod and steel tubing. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CHASE INDUSTRIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              -----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................   23
  Consolidated Balance Sheet as of December 31, 1998 and
     1997...................................................   24
  Consolidated Statement of Income for the Years Ended
     December 31, 1998, 1997 and 1996.......................   25
  Consolidated Statement of Changes in Stockholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996...   26
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................   27
  Notes to Consolidated Financial Statements................  28-42
  Unaudited Quarterly Financial Information.................   41
FINANCIAL STATEMENT SCHEDULES:
  Valuation and Qualifying Accounts.........................   S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chase Industries Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Chase Industries Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 12, 1999

                             CHASE INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  9,200    $    924
  Receivables, net of allowance for doubtful accounts and
     claims of $1,060 and $1,286 in 1998 and 1997,
     respectively...........................................    30,180      42,368
  Inventories...............................................    65,776      63,688
  Prepaid expenses..........................................       698         922
  Deferred income taxes.....................................     4,982       2,509
                                                              --------    --------
          Total current assets..............................   110,836     110,411
  Property, plant and equipment, net........................    97,152      94,162
  Other assets..............................................     4,816       4,928
                                                              --------    --------
          Total assets......................................  $212,804    $209,501
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 41,399    $ 37,244
  Accrued compensation and benefits.........................     7,017       6,651
  Accrued income taxes......................................     2,196          --
  Other accrued liabilities.................................     5,401       6,425
  Current portion of long-term debt.........................       152         141
                                                              --------    --------
          Total current liabilities.........................    56,165      50,461
Long-term debt..............................................    27,339      48,068
Deferred income taxes.......................................    13,880      12,259
                                                              --------    --------
          Total liabilities.................................    97,384     110,788
                                                              --------    --------
Commitments and contingencies...............................        --          --
Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 and 25,000,000
     shares authorized in 1998 and 1997, respectively;
     9,083,452 and 6,002,046 shares issued and outstanding
     in 1998 and 1997, respectively.........................        91          60
  Nonvoting common stock, $.01 par value, 12,300,000 and
     5,000,000 shares authorized in 1998 and 1997,
     respectively; 6,150,118 and 4,100,079 shares issued and
     outstanding in 1998 and 1997, respectively.............        61          41
     Additional paid-in capital.............................    31,493      30,597
     Retained earnings......................................    83,775      68,015
                                                              --------    --------
          Total stockholders' equity........................   115,420      98,713
                                                              --------    --------
          Total liabilities and stockholders' equity........  $212,804    $209,501
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Net sales...................................................  $433,436   $487,783   $366,991
Cost of goods sold (exclusive of depreciation and
  amortization shown separately below)......................   371,234    419,412    311,345
Lower of cost-or-market inventory writedowns................     6,794         --         --
                                                              --------   --------   --------
  Gross profit..............................................    55,408     68,371     55,646
Selling, general and administrative expenses................    15,960     15,418     12,121
Depreciation and amortization...............................    10,876      9,875      6,710
                                                              --------   --------   --------
  Operating income..........................................    28,572     43,078     36,815
Interest expense, net.......................................     3,152      4,653      2,612
                                                              --------   --------   --------
  Income before income taxes................................    25,420     38,425     34,203
Provision for income taxes..................................     9,660     14,603     13,564
                                                              --------   --------   --------
  Net income................................................  $ 15,760   $ 23,822   $ 20,639
                                                              ========   ========   ========
Earnings per share*:
  Basic.....................................................  $   1.04   $   1.57   $   1.37
                                                              ========   ========   ========
  Diluted...................................................  $   1.01   $   1.54   $   1.35
                                                              ========   ========   ========

---------------

* Adjusted for the three-for-two stock split effective June 6, 1998.

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                ADDITIONAL
                                                       COMMON    PAID-IN     RETAINED
                                                       STOCK     CAPITAL     EARNINGS    TOTAL
                                                       ------   ----------   --------   --------
Balances, January 1, 1996............................   $101     $29,990     $23,554    $ 53,645
  Net income.........................................     --          --      20,639      20,639
  Exercised stock options............................     --          49          --          49
                                                        ----     -------     -------    --------
Balances, December 31, 1996..........................    101      30,039      44,193      74,333
  Net income.........................................     --          --      23,822      23,822
  Exercised stock options............................     --         558          --         558
                                                        ----     -------     -------    --------
Balances, December 31, 1997..........................    101      30,597      68,015      98,713
  Net income.........................................     --          --      15,760      15,760
  Exercised stock options............................     --         947          --         947
  Three-for-two stock split..........................     51         (51)         --          --
                                                        ----     -------     -------    --------
Balances, December 31, 1998..........................   $152     $31,493     $83,775    $115,420
                                                        ====     =======     =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Operating activities:
  Net income................................................  $ 15,760   $ 23,822   $ 20,639
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    10,876      9,875      6,710
     Deferred income tax (benefit) expense..................      (852)     4,566       (142)
     Lower of cost-or-market inventory writedowns...........     6,794         --         --
     Accretion of discount on BP Note.......................        --         --      1,216
     Changes in assets and liabilities:
       Decrease (increase) in receivables...................    12,188     (7,854)     7,034
       (Increase) in inventories............................    (8,882)   (11,638)    (6,874)
       Decrease (increase) in prepaid expenses..............       224        209       (325)
       (Increase) decrease in other assets..................      (522)     1,205        362
       Increase in accounts payable.........................     4,155      1,110      7,692
       Increase (decrease) in accrued liabilities...........     1,538     (2,365)     3,219
                                                              --------   --------   --------
          Net cash provided by operating activities.........    41,279     18,930     39,531
                                                              --------   --------   --------
Investing activities:
  Purchase of Leavitt.......................................        --         --    (91,665)
  Expenditures for property, plant and equipment............   (15,232)   (15,774)    (4,092)
  (Increase) in intangibles.................................        --         --     (1,005)
                                                              --------   --------   --------
          Net cash (used in) investing activities...........   (15,232)   (15,774)   (96,762)
Financing activities:
  Revolving credit loan (repayments) borrowings, net........    (7,578)     7,578         --
  Principal payments on bank term loan......................   (13,000)   (30,000)   (10,000)
  Proceeds from issuance of a bank term loan................        --         --     60,000
  Equipment financing.......................................     2,000     10,000         --
  Other, net................................................       807        427         21
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            activities......................................   (17,771)   (11,995)    50,021
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     8,276     (8,839)    (7,210)
Cash and cash equivalents, beginning of year................       924      9,763     16,973
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  9,200   $    924   $  9,763
                                                              ========   ========   ========
Supplemental cash flow information:
  Cash flow data:
     Interest paid..........................................  $  1,582   $  2,894   $  2,291
     Income taxes paid......................................  $  7,955   $ 13,558   $ 13,008
  Non-cash investing activity:
     Liabilities assumed in connection with the acquisition
       of Leavitt...........................................        --         --   $ 20,190

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation and Organization

     The consolidated balance sheet as of December 31, 1998 and 1997, and the consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

     On August 24, 1990, the Company acquired, through CBCC, the assets and assumed certain liabilities of a Delaware corporation formerly named Chase Brass & Copper Company, Incorporated ("Old Chase"), pursuant to the Asset Purchase Agreement ("CBCC Purchase Agreement") dated May 10, 1990, by and between the Company, CBCC, Old Chase, BP Exploration (Alaska) Inc. ("BPE") and The Standard Oil Company (the "CBCC Acquisition"). BPE and The Standard Oil Company (collectively referred to as "BP") own all of the stock of Old Chase. The CBCC Acquisition was accounted for as a purchase.

  Nature of Operations

     The Company, through its wholly-owned subsidiaries CBCC and Leavitt, is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing.

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

  Inventories

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent years. During 1998, the Company recorded non-cash inventory writedowns totaling $6.8 million due to decreasing flat-rolled steel prices and reductions in the brass metal price.

     If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $1.7 million lower at December 31, 1998, and $3.0 million higher at December 31, 1997.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method based on estimated useful lives of the assets. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

  Intangibles

     Intangible assets are amortized on a straight-line basis over their estimated economic lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

                             CHASE INDUSTRIES INC.

  Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying value of all financial instruments approximates market value.

  Concentration of Credit Risk

     Accounts receivable is the principal financial instrument, which subjects the Company to concentration of credit risk. Credit is extended based upon an evaluation of the customer's financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to receivables are somewhat limited due to the Company's large number of customers, the diversity of these customers' businesses and the dispersion of such customers throughout the continental United States and parts of Canada. The Company maintains an allowance for doubtful accounts and claims based upon the expected collectibility of all trade receivables.

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Management of the Company believes SFAS 133 will not have a material effect on its financial position or results of operations.

     The American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on financial reporting for start-up costs. Management of the Company believes that SOP 98-5 will not have a material effect on its financial position or results of operations.

2. LEAVITT ACQUISITION:

     On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division of UNR Industries, Inc., including all the outstanding stock of Holco (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing. The net purchase price was approximately $91.7 million after post-closing adjustments, of which $62 million was financed with the Bank Credit Facility (as hereinafter defined) and the remainder with cash. Leavitt's results of operations for the period since the Leavitt Acquisition date are included in the Company's results of operations. The Leavitt Acquisition was accounted for as a purchase.

     As of the Leavitt Acquisition date, the value of Leavitt's property, plant and equipment was increased $31.3 million over its then-current book value to reflect the estimated fair value of the assets purchased. Assets totaling $4.4 million were recorded as of the Leavitt Acquisition date to reflect a non-compete agreement, and a supply agreement with an affiliate of UNR Industries, Inc. and to reflect the actual purchase price in excess of the fair value of the assets acquired. The Company also incurred certain closing and financing costs in connection with the Leavitt Acquisition approximating $1 million.

     The pro forma data outlined below reflects pro forma adjustments to the statement of income for the year ended December 31, 1996, as if the Leavitt Acquisition occurred as of the beginning of the year. The pro forma adjustments reflect the impact of additional depreciation and amortization expenses. The pro forma adjustments also reflect the impact of additional interest expense resulting from the Leavitt Acquisition debt and the elimination of the Company's interest income partially offset by the elimination of interest expense on the portion of Leavitt debt not assumed by the Company. The income tax effect of the pro forma adjustments is based on an effective income tax rate of 40%. Pro forma results for the year ended December 31, 1996,

                             CHASE INDUSTRIES INC.

follow (unaudited; in thousands, except per share amount which has been adjusted for the three-for-two stock split effective June 6, 1998):

Net sales...................................................  $468,881
Net income..................................................  $ 23,020
Basic earnings per share....................................  $   1.53

3. INVENTORIES:

     Inventories consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Raw materials...............................................  $33,657   $22,891
Work in progress............................................   10,174    12,631
Finished goods..............................................   22,383    29,369
                                                              -------   -------
                                                               66,214    64,891
Tolling metal due customers.................................     (438)   (1,203)
                                                              -------   -------
                                                              $65,776   $63,688
                                                              =======   =======

4. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment and the related depreciable lives consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Land and land improvements (15-20 years)....................  $  3,545   $  3,331
Buildings and improvements (10-39 years)....................    24,484     22,445
Machinery and equipment (2-15 years)........................    97,761     92,631
Construction in progress....................................     9,383      5,957
                                                              --------   --------
                                                               135,173    124,364
Accumulated depreciation....................................   (38,021)   (30,202)
                                                              --------   --------
                                                              $ 97,152   $ 94,162
                                                              ========   ========

5. OTHER ASSETS:

     Intangibles. Intangible assets recorded in conjunction with the Leavitt Acquisition and the related period of amortization consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
Covenant not-to-compete (5 years)...........................  $   500   $  500
Supply agreement (5 years)..................................      560      560
Deferred financing costs (5 years)..........................      450      450
Acquisition costs (5 years).................................      555      555
Excess of cost over estimated fair value of net assets
  acquired (15 years).......................................    3,321    3,321
                                                              -------   ------
                                                                5,386    5,386
Accumulated amortization....................................   (1,480)    (846)
                                                              -------   ------
                                                              $ 3,906   $4,540
                                                              =======   ======

                             CHASE INDUSTRIES INC.

     Receivable from BP. The receivable from BP represented certain amounts arising from claims by the Company against BP under the CBCC Purchase Agreement and a Remediation Agreement (as hereinafter defined). At December 31, 1998, the receivable from BP totaled $910,000. The receivable from BP, which in the aggregate totaled $5.5 million, included $1.3 million resulting from certain post-closing adjustments under the CBCC Purchase Agreement, $1.4 million in environmental-related capital expenditures, $0.4 million of other costs and claims, and $2.4 million in environmental remediation costs for which the Company expects reimbursement under the terms of the CBCC Purchase Agreement and a Remediation Agreement dated August 24, 1990, entered into by and among BPE, The Standard Oil Company, the Company and CBCC concerning the performance of remedial and certain other environmental matters by the parties thereto. If the Company does not receive payment on the receivable balance due from BP, the Company intends to offset any such amounts against amounts payable under the $20 million Subordinated Promissory Note issued to Old Chase as partial consideration for the CBCC Acquisition (the "BP Note").

     At December 31, 1998, the receivable from BP reflected a reduction of $4.6 million, which reduction resulted from the Company offsetting interest payable under the BP Note of $254,000 payable August 24, 1996, $1,856,000 payable on each of August 24, 1997, and August 24, 1998. It is the Company's intent to offset additional interest payable under the BP Note of approximately $660,000 accrued as of December 31, 1998, and which becomes due and payable August 24, 1999, against amounts owed by BP to the extent it is legally entitled to do so. See Note 6, Financing Arrangements, and Note 12, Commitments and Contingencies, for further discussion of the BP Note.

6. FINANCING ARRANGEMENTS:

     Debt consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
BP Note.....................................................  $20,000   $20,000
Term Loan...................................................    7,000    20,000
Revolving Credit Facility...................................       --     7,578
Other.......................................................      491       631
                                                              -------   -------
                                                               27,491    48,209
Current portion of long-term debt...........................      152       141
                                                              -------   -------
Long-term debt..............................................  $27,339   $48,068
                                                              =======   =======

     In connection with the CBCC Acquisition, the Company issued the BP Note in the original principal amount of $20.0 million. The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997 and 1998, were offset against the receivable from BP. The Company continues to classify the BP Note as long-term because, if necessary, it has the ability to repay the amount on a long-term basis with borrowings obtained under the Bank Credit Facility. See Note 5, Other Assets, and Note 12, Commitments and Contingencies, for further discussion of the BP Note.

     In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million. The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). Total borrowing capacity under the

                             CHASE INDUSTRIES INC.

Revolving Credit Facility is determined monthly by a formula based on levels of accounts receivable and inventory, up to a maximum of $40 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time. The Term Loan is payable quarterly and matures January 2002. The Company prepaid $13 million on the Term Loan in 1998 and $30 million in 1997, including all amounts originally due through April 2001.

     Effective June 16, 1997, the Company and PNC Bank agreed to an amendment to the Bank Credit Facility which reduced the Company's LIBOR spread and provided a Federal funds interest rate option for the Revolving Credit Facility. Advances under the Bank Credit Facility will bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 5.7% and 6.5% at December 31, 1998 and 1997, respectively.

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

     Aggregate maturities of long-term debt are as follows: $152,000 in 1999, $163,000 in 2000, $26.2 million in 2001, and $1.0 million in 2002.

7. RETIREMENT PLANS:

     The Company provides various contributory and noncontributory benefit plans covering substantially all of its employees, including profit sharing plans, employee savings plans under Section 401(k) of the Internal Revenue Code, and defined benefit pension plans.

     For plans to which the Company contributes, the contributions become fully vested after five years of service. The amount of Company contributions to the employee savings plans are based on formulas outlined in the plans. Company contributions under the noncontributory qualified profit sharing plans are based on a percentage of eligible employees' compensation. Contributions to the trust fund of the profit sharing plans are discretionary, and the Company has the right to amend, modify or terminate the plans, but in no event will any portion of vested contributions revert to the Company. Charges to expense under the defined contribution plans, for the years ended December 31, 1998, 1997 and 1996, were $899,000, $832,000 and $588,000, respectively.

     The defined benefit retirement plans provide benefits based on a participant's years of service and stated monthly benefit amounts based on the date of retirement. The Company's policy is to make periodic contributions as required by contract or applicable regulations.

                             CHASE INDUSTRIES INC.

     The following tables provide a reconciliation for the years ended December 31, 1998 and 1997, of the changes in the defined benefit retirement plans' benefit obligations and fair value of assets (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
Change in plan assets:
  Fair value at beginning of year...........................  $ 8,937    $8,143
  Actual return on plan assets..............................      536       773
  Employer contributions....................................      434       474
  Benefit payments..........................................     (135)     (453)
  Other.....................................................      (20)       --
                                                              -------    ------
  Fair value at end of year.................................  $ 9,752    $8,937
                                                              =======    ======
Change in benefit obligation:
  Obligation at beginning of year...........................  $ 8,834    $8,472
  Service cost..............................................      317       284
  Interest cost.............................................      671       610
  Plan amendments...........................................      678        --
  Assumption changes........................................      745        --
  Actuarial loss (gain).....................................      554       (79)
  Benefit payments..........................................     (135)     (453)
  Other.....................................................      (12)       --
                                                              -------    ------
  Obligation at end of year.................................  $11,652    $8,834
                                                              =======    ======
Funded Status:
  Balance at end of year....................................  $(1,900)   $  103
  Unrecognized net actuarial loss...........................      441        66
  Unrecognized prior service cost...........................      895       230
                                                              -------    ------
  Pension (accrual) prepaid expense.........................  $  (564)   $  399
                                                              =======    ======

     For the year ended December 31, 1998, the discount rate used in determining the projected benefit obligation was 6.75% and the expected long-term rate of return on assets ranged from 7.0% to 8.5%. For the year ended December 31, 1997, the discount rate used in determining the projected benefit obligation was 7.5% and the expected long-term rate of return on assets ranged from 8.0% to 8.5%.

     The defined benefit retirement plans' net periodic pension expense was as follows (in thousands):.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Service cost................................................  $ 317    $ 284    $ 156
Interest cost...............................................    671      610      308
Expected return on plan assets..............................   (962)    (786)    (340)
Net amortization and deferral...............................    235      144       55
                                                              -----    -----    -----
Net periodic pension expense................................  $ 261    $ 252    $ 179
                                                              =====    =====    =====

                             CHASE INDUSTRIES INC.

8. INCOME TAXES:

     The consolidated provision for income taxes consisted of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Current taxes:
  Federal.............................................  $ 9,216    $ 8,598    $11,327
  State...............................................    1,296      1,439      2,379
                                                        -------    -------    -------
Total current taxes...................................   10,512     10,037     13,706
Deferred taxes (benefit) expense......................     (852)     4,566       (142)
                                                        -------    -------    -------
Provision for income taxes............................  $ 9,660    $14,603    $13,564
                                                        =======    =======    =======

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities and were composed of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Net current deferred tax asset:
  Inventory reserves........................................  $ 2,893    $   656
  Accrued employee benefits.................................    1,219      1,014
  Allowance for doubtful accounts and claims................       41        675
  Other, net................................................      829        164
                                                              -------    -------
                                                              $ 4,982    $ 2,509
                                                              =======    =======
Net long-term deferred tax liability:
  Depreciation and basis differences........................  $13,564    $11,910
  Other, net................................................      316        349
                                                              -------    -------
                                                              $13,880    $12,259
                                                              =======    =======

     A reconciliation of the provision for income taxes compared with the amounts at the federal statutory tax rate follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998      1997       1996
                                                         ------    -------    -------
Tax provision at statutory rate of 35%.................  $8,897    $13,449    $11,971
State taxes............................................     842      1,185      1,547
Other, net.............................................     (79)       (31)        46
                                                         ------    -------    -------
Provision for income taxes.............................  $9,660    $14,603    $13,564
                                                         ======    =======    =======
Effective tax rate.....................................    38.0%      38.0%      39.7%

9. STOCK OPTIONS:

     In November 1994, the Company implemented its 1994 Long-Term Incentive Plan (the "1994 Plan"). Under the 1994 Plan, as amended, 2,107,612 shares of Common Stock are reserved for option grants. Stock options granted on or before December 31, 1998, become exercisable over five years from the grant date (subject to acceleration under certain circumstances), expire after 10 years and have an exercise price approximating the Common Stock fair market value on the grant date.

     In May 1997, the Company implemented its 1997 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the granting of stock options to non-employee directors upon their election to the Board of Directors and, at the election of each non-employee director, in lieu of all or a portion

                             CHASE INDUSTRIES INC.

of their annual retainer and meeting fees. Under the Director Plan, 150,000 shares of Common Stock are reserved for option grants. Stock options granted in lieu of the annual retainer and meeting fees are granted quarterly at the end of each quarter, become exercisable immediately upon grant and expire after ten years. The exercise price is based on the average closing market price of Common Stock for the five trading days of the quarter to which the grant relates.

     In May 1997, the Company implemented its 1997 Executive Deferred Compensation Stock Option Plan (the "Executive Plan") which provides for the granting of stock options to eligible executives of the Company and its subsidiaries who elect to participate in the Executive Plan and receive stock options in lieu of all or a portion of their annual cash bonus. Under the Executive Plan, 450,000 shares of Common Stock are reserved for option grants. Stock options granted under the Executive Plan are granted on the date of determination of a participant's annual cash bonus, become exercisable immediately upon grant and expire after ten years. The stock options related to each annual bonus amount deferred are granted in four series of equal numbers of options, with each series attributed to a calendar quarter in the calendar year to which the bonus relates. Stock options granted in each series have an exercise price based on the average closing market price of Common Stock for the last five trading days of the calendar quarter to which such series relates.

     The following summary includes stock options granted under the Plans as of December 31:

                                              1998                   1997                   1996
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                       NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                         OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                       SHARES      PRICES     SHARES      PRICES     SHARES      PRICES
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of the
  year..............................  1,189,621    $ 9.00    1,195,575    $ 6.77      815,250    $ 6.77
Granted.............................    486,392     16.66      129,984     14.98      477,450     11.54
Exercised...........................     80,400      7.28       54,638      7.26        7,275      6.67
Canceled/Forfeited..................      8,820     13.11       81,300     13.84       89,850      7.38
Outstanding at end of year..........  1,586,793     11.42    1,189,621      9.00    1,195,575      8.63
Exercisable at end of year..........    736,818      8.13      531,406      7.55      350,460      6.77

     The following table summarizes information about employee stock options outstanding at December 31, 1998:

                                                  OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                           ----------------------------------   ----------------------
                                                         WEIGHTED   WEIGHTED                  WEIGHTED
                                                         AVERAGE     AVERAGE                  AVERAGE
                RANGE OF                     NUMBER      EXERCISE   REMAINING     NUMBER      EXERCISE
             EXERCISE PRICES               OUTSTANDING    PRICES      LIFE      EXERCISABLE    PRICES
             ---------------               -----------   --------   ---------   -----------   --------
$5.14 to $10.83..........................     664,908     $ 6.84       6.0        547,683      $ 6.87
10.84 to 15.17...........................     503,835      11.98       7.6        188,760       11.76
17.34 to 21.67...........................     418,050      18.01       9.1            375       17.96
                                            ---------                             -------
5.14 to 21.67............................   1,586,793      11.42       7.3        736,818        8.13

     Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). However, as permitted under SFAS 123, the Company has elected to continue accounting for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which is an intrinsic value based method of accounting. Had stock option compensation for the Plan been determined based on the fair value of the stock options on the respective grant dates consistent with the methodology of SFAS 123, the pro forma reduction to the Company's net income and basic earnings per share would have been $904,000, $494,000 and $148,000 and $.06, $.03, and $.01 in 1998, 1997 and 1996, respectively.

                             CHASE INDUSTRIES INC.

     The fair value of each stock option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in:

                                                               YEAR ENDED DECEMBER
                                                                       31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
Estimated fair value per share of options granted during the
  year......................................................  $6.72   $6.88   $5.57
Assumptions:
  Annualized dividend yield.................................     --      --      --
  Common stock price volatility (peer index)................   29.2%   35.7%   37.6%
  Risk-free rate of return..................................    5.6%    6.4%    6.7%
  Expected option term (in years)...........................      6       6       6

10. COMMON STOCK AND EARNINGS PER SHARE:

     The Company's Board of Directors declared and the stockholders approved, a three-for-two stock split for shareholders of record as of June 6, 1998. As a result of the split, 5,075,996 additional shares were issued and Additional Paid-in Capital was reduced by $51,000. Fractional shares resulting from the stock split were paid in cash, without interest. All references in the accompanying financial statements to the number of shares and per share amounts have been restated to reflect the stock split. In conjunction with the stock split, the Company's Restated Certificate of Incorporation was amended by stockholder vote to increase the number of authorized shares from 25 million to 36,310,000 for Common Stock and 5 million to 12.3 million for Nonvoting Common Stock.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This Statement establishes standards for computing and presenting earnings per share and amends the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share."

     The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Basic..........................................  15,215,658    15,141,203    15,094,878
Stock options..................................     345,211       341,544       193,802
                                                 ----------    ----------    ----------
Diluted........................................  15,560,869    15,482,747    15,288,680
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

     At December 31, 1998 and 1997, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

11. OPERATING LEASE OBLIGATIONS:

     Rental expense under operating leases was $1,744,000, $541,000 and $648,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the minimum rental commit-

                             CHASE INDUSTRIES INC.

ments under long-term operating leases were as follows: $1,531,000 in 1999, $1,405,000 in 2000, $1,183,000 in 2001, $1,066,000 in 2002, and $1,034,000 in
2003.

     In December 1997, CBCC entered into a six-year operating lease agreement for certain manufacturing equipment. There are several options available to the Company at the end of the lease term, which include renewal of the lease, purchase of the equipment by CBCC, or sale of the equipment.

12. COMMITMENTS AND CONTINGENCIES:

     Both CBCC and Leavitt are subject to certain contingent environmental liabilities. Because the development of any required remediation plans with respect to such environmental conditions have not been completed, the Company currently is unable to estimate with any degree of certainty the amount or range of amounts of cleanup costs associated therewith. However, it is reasonably possible that the cleanup costs associated with these environmental conditions may be material and, in the event CBCC or Leavitt, as applicable, were determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material adverse effect on the Company's earnings and financial condition.

     The Company does not believe that it will be required to make material expenditures with respect to the environmental conditions at Leavitt's facilities, or that the cleanup costs or other liabilities associated with such conditions will have a material effect on the Company's financial condition, results of operations or liquidity.

     CBCC. With respect to CBCC's facility, in connection with the CBCC Acquisition the Company and BP entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility. BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. BP has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition.

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds as well as total petroleum hydrocarbons and certain metals from historical operating practices. BP conducted initial site investigation activities in an effort to determine the extent of contamination and appropriate cleanup methods. After reviewing the results of that investigation, CBCC determined that additional sampling was necessary to more fully delineate the extent and magnitude of contamination, to establish appropriate cleanup standards and to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. CBCC has substantially concluded the additional sampling that it believes is necessary.

     Based on the aggregate sampling results, interim remediation for a portion of the site was completed in fourth quarter 1998 at a cost of approximately $1 million, which was recorded in third quarter 1998. Under the terms of the Remediation Agreement, BP is required to fund the remediation costs. Accordingly, the Company recorded a corresponding $1 million receivable from BP.

     The Company anticipates undertaking additional remedial actions in third and fourth quarters 1999 and, in connection with these activities, to conduct additional sampling of certain areas of the site. The results of the initial sampling conducted by BP, the additional sampling conducted (and to be conducted) by CBCC and input from the Ohio EPA are being (and will be) used to develop a comprehensive remediation plan for the site. Until the completion of these additional interim and investigatory activities and the development of a remedial plan for the site, the Company will be unable to estimate with any degree of certainty the extent of

                             CHASE INDUSTRIES INC.

contamination or the amount of cleanup costs associated therewith. The investigation has been conducted on a voluntary basis with the concurrence of the Ohio EPA.

     Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described below, BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement. If BP fails to fulfill its obligations under the Remediation Agreement to fund remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Based on the status of remediation activities, other than the approximately $1 million spent in 1998 for interim remediation activities as described above, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

     To the extent CBCC has incurred, or incurs future, cleanup cost with respect to investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recover from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement or otherwise, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million BP Note.

     CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or state laws with respect to four sites (and possibly a fifth site). The Company believes that CBCC has no liability for the cleanup costs related to these sites because (a) such liability is attributable to an entity that had the same or similar name to that of CBCC, such as a division or a subsidiary of BP (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities. To the extent CBCC incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP.

     On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio (the "Complaint"). In the Complaint, plaintiffs seek declaratory judgement regarding the calculation of interest payable under the $20 million BP Note. Under the BP Note, a contingent interest payment was payable August 24, 1996, calculated pursuant to a formula based on the Company's "EBDIT" (defined in the BP Note as earnings before depreciation, interest and taxes, as determined in accordance with GAAP) for years 1990 through 1995. In calculating the interest payable on August 24, 1996, the Company followed the express terms of the BP Note and, accordingly, deducted amortization from earnings for the purposes of the interest calculation. In calculating the interest payable on August 24, 1996, in accordance with the express terms of the BP Note, the interest payable was $254,746, which the Company offset against the receivable from BP. Plaintiffs allege that, notwithstanding the express terms of the BP Note, the term "EBDIT" should be interpreted to refer to earnings before depreciation, interest, taxes and amortization and, based on such interpretation, allege that the contingent interest payable under the BP Note in August 1996 should have been $5,833,811.

                             CHASE INDUSTRIES INC.

     In addition, under the BP Note, interest is payable on August 24 of each year from and after August 24, 1996, until the BP Note matures on August 24, 1999. The interest due and payable on each of August 24, 1998 and 1997, was $1,856,000, which amount the Company also offset against the receivable from BP. Plaintiffs also seek money judgment against the Company for payment of accrued interest under the BP Note.

     Plaintiffs also have asserted that, as a result of the Company's failure to pay interest previously due and payable under the BP Note, the Company is in default under the BP Note and is seeking recovery of the $20 million principal amount of the BP Note. On April 6, 1998, the Company filed an Answer and Counterclaim (the "Answer and Counterclaim") disputing the allegations set forth in the Complaint and asserting a counterclaim seeking recovery from BP of an unspecified amount of damages resulting from BP's breach of representations, warranties and covenants contained in the CBCC Purchase Agreement and amounts owed under the Remediation Agreement. The Answer and Counterclaim also seeks to enforce a prior settlement agreement between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and seeks a declaratory judgement confirming the Company's entitlement to offset amounts owed by BP and Old Chase against interest payable under the BP Note and that no default has occurred under the BP Note. On June 8, 1998, plaintiffs filed a Reply to Counterclaim in response to the Answer and Counterclaim. In plaintiff's Reply to Counterclaim, plaintiffs deny any breach by BP of any representations, warranties or covenants contained in the CBCC Purchase Agreement or the Remediation Agreement and deny the existence of any prior settlement agreement reached between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement. Although the Company disputes the plaintiffs' allegations, the Company believes that, even if plaintiffs were to prevail in their positions as set forth in the Complaint, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term.

     Discovery is proceeding in this case, and it currently is scheduled for trial in the summer of 2000.

     Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to close the UST removal project. The IDEM has not yet issued a "closure" letter and, in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Additional groundwater sampling was conducted in fourth quarter 1997. The sampling results, which indicated the continued presence in the groundwater of certain contaminants, were submitted to the IDEM for review. Based on these test results, the IDEM has indicated that it would not yet issue a "closure" letter.

     Leavitt has engaged an independent consultant to evaluate appropriate actions to be taken with regard to the groundwater at Hammond in order to receive a closure letter from the IDEM. The consultant has completed its review and analysis of the Hammond facility and has recommended additional on-site investigation and further discussions with IDEM. Until these actions are carried out, the Company will be unable to determine what, if any, remedial activities may be required at the Hammond facility. Although the cleanup costs associated with the environmental conditions at the Hammond facility may be material, based on the results of the 1997 sampling the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, ROHN Industries, Inc. (formerly UNR Industries, Inc.), is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with

                             CHASE INDUSTRIES INC.

respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

13. BUSINESS SEGMENTS:

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for reporting information about operating segments, products and services and geographic areas, and major customers. The Company has two business segments. One, brass products, is engaged in the manufacture and sale of free-machining and forging brass rod; the second, steel products, manufactures and sells structural and mechanical steel tubing and structural pipe.

     The brass products segment, employing more than 300 people at its Montpelier, Ohio, plant, is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Its diverse customer base of more than 250 companies uses CBCC's "Blue Dot" trademark rod to produce a variety of products, such as plumbing fixtures, heating and air conditioning components, industrial valves, automotive parts and numerous hardware components.

     The steel products segment is a leading producer of structural and mechanical steel tubing and structural pipe with two plants in Chicago, Illinois, and one plant in Jackson, Mississippi, employing approximately 400 people. Leavitt's structural steel tubing is used in farm equipment, non-residential construction and other commercial applications. The mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Structural pipe is used for handrails, scaffolding and communications towers.

     Income and expenses not allocated to business segments in computing operating income include certain corporate expenses, interest expense and interest income. There are no intersegment sales. The business segment information is prepared consistent with the accounting policies outlined in Note 1, Significant Accounting Policies, except for income taxes which are recorded at the corporate level.

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                     ------------------------------------------
                                                      BRASS      STEEL
                                                     PRODUCTS   PRODUCTS   CORPORATE    TOTAL
                                                     --------   --------   ---------   --------
Net sales..........................................  $287,863   $145,573        --     $433,436
                                                     ========   ========               ========
Operating income...................................    28,352        870      (650)      28,572
Interest expense, net..............................        --         --     3,152        3,152
                                                     --------   --------    ------     --------
Income before income taxes.........................    28,352        870    (3,802)      25,420
Selected non-cash charges included in operating
  income:
  Lower of cost-or-market inventory writedowns.....     3,174      3,620        --        6,794
  Depreciation and amortization....................     5,758      5,118        --       10,876
Total assets.......................................    84,017    114,124    14,663      212,804
Capital expenditures...............................    11,516      3,716        --       15,232

                             CHASE INDUSTRIES INC.

                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                                       ---------------------------------------
Net sales............................................  $332,334   $155,449       --   $487,783
                                                       ========   ========            ========
Operating income.....................................    35,288      7,930     (140)    43,078
Interest expense, net................................        --         --    4,653      4,653
                                                       --------   --------   ------   --------
Income before income taxes...........................    35,288      7,930   (4,793)    38,425
Selected non-cash charges included in operating
  income:
  Depreciation and amortization......................     4,995      4,880       --      9,875
Total assets.........................................    92,008    113,584    3,909    209,501
Capital expenditures.................................    11,611      4,163       --     15,774

                                                        FOR THE YEAR ENDED DECEMBER 31, 1996*
                                                        --------------------------------------
Net sales.............................................  $317,733   $49,258       --   $366,991
                                                        ========   =======            ========
Operating income......................................    35,207     2,315     (707)    36,815
Interest expense, net.................................        --        --    2,612      2,612
                                                        --------   -------   ------   --------
Income before income taxes............................    35,207     2,315   (3,319)    34,203
Selected non-cash charges included in operating
  income:
  Depreciation and amortization.......................     5,128     1,582       --      6,710
Capital expenditures..................................     3,587       505       --      4,092

---------------

* Amounts include acquisition of Leavitt in August 1996.

14. QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share amounts):

                                                                      1998*
                                                   -------------------------------------------
                                                    FIRST       SECOND      THIRD      FOURTH
                                                   QUARTER     QUARTER     QUARTER     QUARTER
                                                   --------    --------    --------    -------
Net sales........................................  $125,118    $112,253    $102,580    $93,485
Gross profit.....................................  $ 18,477    $ 14,757    $ 12,106    $10,068
Net income.......................................  $  6,979    $  4,721    $  2,752    $ 1,308
Average shares outstanding:
  Basic..........................................    15,172      15,223      15,233     15,233
  Diluted........................................    15,545      15,698      15,545     15,437
Earnings per share:
  Basic..........................................  $    .46    $    .31    $    .18    $   .09
  Diluted........................................  $    .45    $    .30    $    .18    $   .08

                             CHASE INDUSTRIES INC.

                                                                      1997
                                                  --------------------------------------------
                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
Net sales.......................................  $126,074    $129,080    $116,215    $116,414
Gross profit....................................  $ 18,152    $ 17,955    $ 16,042    $ 16,222
Net income......................................  $  6,554    $  6,366    $  5,354    $  5,548
Average shares outstanding:
  Basic.........................................    15,115      15,147      15,148      15,152
  Diluted.......................................    15,415      15,435      15,536      15,530
Earnings per share:
  Basic.........................................  $    .43    $    .42    $    .35    $    .37
  Diluted.......................................  $    .43    $    .41    $    .34    $    .36

---------------

* The second, third and fourth quarters included lower of cost-or-market inventory writedowns of $2,424,000, $1,000,000, and $3,370,000, respectively.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1999 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1999 and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. For a list of Financial Statements filed as part of this Annual Report, see "Item 8. Financial Statements and Supplementary Data."

     2.Financial Statement Schedules

       Schedule II -- Valuation and Qualifying Accounts (page S-1)

       All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     3.Exhibits

       Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Sale and Purchase Agreement dated May 15, 1996, among
                            Chase Brass Industries, Inc. (the "Company"), Leavitt
                            Structural Tubing Co. and UNR Industries, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
           2.2           -- Amendment No. 1 to Sale and Purchase Agreement dated July
                            1, 1996, by and among the Company, Leavitt Tube Company,
                            Inc., a Delaware corporation and a wholly owned
                            subsidiary of the Company, Leavitt Structural Tubing Co.
                            and UNR Industries, Inc. (incorporated by reference to
                            Exhibit 2.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.3           -- Amendment No. 2 to Sale and Purchase Agreement dated as of August 29, 1996, among the Company, Leavitt Tube
                            Company, Inc., Leavitt Structural Tubing Co. and UNR
                            Industries, Inc. (incorporated by reference to Exhibit
                            2.4 to the Company's Current Report on Form 8-K filed
                            with the Securities and Exchange Commission on September
                            13, 1996).
           2.4           -- Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.
                            (incorporated by reference to Exhibit 2.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
           3.1           -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1998).
           3.2           -- Certificate of First Amendment to the Company's Restated
                            Certificate of Incorporation (incorporated by reference
                            to Exhibit 3.2 to the Company's Current Report on Form
                            8-K dated May 14, 1997) and Certificate of Second
                            Amendment to the Company's Restated Certificate of
                            Incorporation (incorporated by reference to Exhibit 3.2
                            to the Company's Current Report on Form 8-K dated May 26,
                            1998).
           3.3           -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-1 as filed with the Securities and Exchange
                            Commission on November 3, 1994, Registration No.
                            33-83178).
           4.1           -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).
           4.2           -- Exchange Agreement dated November 4, 1994, between the
                            Company and Citicorp Venture Capital Ltd. ("CVC")
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).
           4.3           -- Voting Agreement dated November 4, 1994, between the
                            Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                            (incorporated by reference to Exhibit 4.5 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).
          10.1           -- Credit Agreement by and among the Company, the banks
                            referred to therein and PNC Bank, National Association,
                            as Agent, dated as of August 30, 1996 (incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K filed with the Securities and Exchange
                            Commission on September 13, 1996).
         +10.2           -- First Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent, dated June 16, 1997.
          10.3*          -- Employment Agreement dated November 10, 1994, between the
                            Company and Mr. Alonzo (incorporated by reference to
                            Exhibit 10.3 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1994).
          10.4*          -- Employment Agreement dated October 28, 1996, between
                            Chase Brass & Copper Company, Inc., a wholly owned
                            subsidiary of the Company, and Duane R. Grossett
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
         +10.5*          -- Chase Industries Inc., 1994 Long-Term Incentive Plan, as
                            amended.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         +10.6*          -- Chase Industries Inc., 1997 Non-Employee Director Stock
                            Option Plan.
         +10.7*          -- Chase Industries Inc., 1997 Executive Deferred
                            Compensation Stock Option Plan.
          10.8           -- Indemnification Agreement dated November 10, 1994,
                            between the Company and Mr. Alonzo (incorporated by
                            reference to Exhibit 10.6 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1994).
         +10.9           -- Schedule identifying additional documents substantially identical to the Indemnification Agreement included as
                            Exhibit 10.8 and setting forth the material details in
                            which those documents differ from that document.
          10.10          -- Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated
                            by reference to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
          10.11          -- Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
                            wholly-owned subsidiary of the Company now named Chase
                            Brass & Copper Company, Inc. ("CBCC"), Chase Brass &
                            Copper Company, Incorporated, a Delaware corporation now
                            named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration
                            (Alaska), Inc. ("BP") and The Standard Oil Company
                            ("Standard") (incorporated by reference to Exhibit 10.5
                            to the Company's Registration Statement on Form S-1 as
                            filed with the Securities and Exchange Commission on
                            November 3, 1994, Registration No. 33-83178).
          10.12          -- Subordinated Promissory Note dated August 24, 1990,
                            executed by the Company and payable to Old Chase
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1 as filed
                            with the Securities and Exchange Commission on November
                            3, 1994, Registration No. 33-83178).
          10.13          -- Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and Standard (incorporated by
                            reference to Exhibit 10.10 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).
          10.14          -- Lease Agreement dated October 14, 1985, between UNR
                            Industries, Inc., UNR-Leavitt Division, as lessee, and
                            Madison County Economic Development Authority (formerly
                            known as Industrial Development Authority of Madison
                            County), as lessor, regarding certain real property and
                            improvements located in Madison County, Mississippi
                            ("Madison Lease (1985)") (incorporated by reference to
                            Exhibit 10.12 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996).
          10.15          -- Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1985) from UNR Industries,
                            Inc. to Leavitt Tube Company, Inc. ("Leavitt")
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
          10.16          -- Lease Agreement dated October 14, 1988, between UNR
                            Industries, Inc., UNR-Leavitt Division, as lessee, and
                            Madison County Economic Development Authority (formerly
                            known as Industrial Development Authority of Madison
                            County), as lessor, regarding certain real property and
                            improvements located in Madison County, Mississippi
                            ("Madison Lease (1988)") (incorporated by reference to
                            Exhibit 10.14 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.17          -- Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1988) from UNR Industries,
                            Inc. to Leavitt (incorporated by reference to Exhibit
                            10.15 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
          10.18*         -- CBCC Benefit Restoration Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996).
          10.19*         -- Leavitt Supplemental Executive Retirement Plan
                            (incorporated by reference to Exhibit 10.17 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
          10.20          -- Participation Agreement dated as of December 23, 1997,
                            among CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN
                            Amro Bank N.V. and Credit Agricole IndoSuez, as
                            Participants, and ABN Amro Bank N.V., as Agent, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.18 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
          10.21          -- Master Lease dated as of December 23, 1997, between ABN
                            Amro Bank N.V., as Lessor, and CBCC, as Lessee, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
          10.22          -- Lease Supplement No. 1 dated as of December 23, 1997,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.21 (incorporated by reference to Exhibit 10.20
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
          10.23          -- Lease Supplement No. 2 dated as of February 2, 1998,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.21 (incorporated by reference to Exhibit 10.21
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
          10.24          -- Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.20 and Master Lease filed herewith
                            as Exhibit 10.21 (incorporated by reference to Exhibit
                            10.22 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1997).
          10.25          -- Guarantee dated as of December 23, 1997, from the
                            Company, as Obligor, to ABN Amro Bank N.V., as Agent,
                            guaranteeing obligations of CBCC under Participation
                            Agreement filed herewith as Exhibit 10.20 and Master
                            Lease filed herewith as Exhibit 10.21 (incorporated by
                            reference to Exhibit 10.23 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1997).
         +10.26*         -- Change of Control Agreement dated as of March 31, 1997, as amended, between the Company and Michael T. Segraves.
          21             -- List of Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
         +23             -- Consent of PricewaterhouseCoopers LLP
         +27             -- Financial Data Schedules (EDGAR filing only).

---------------
+ Filed herewith

  (b)Reports on Form 8-K

     No Current Report on Form 8-K was filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHASE INDUSTRIES INC.

Date: March 30, 1999                        By:    /s/ MARTIN V. ALONZO
                                              ----------------------------------
                                                       Martin V. Alonzo
                                               Chairman of the Board, President
                                                              and
                                              Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ MARTIN V. ALONZO                   Chairman of the Board,           March 30, 1999
-----------------------------------------------------  President, Chief Executive
                  Martin V. Alonzo                     Officer and Director (Principal
                                                       Executive Officer)

               /s/ MICHAEL T. SEGRAVES                 Chief Financial Officer          March 30, 1999
-----------------------------------------------------  (Principal Financial Officer
                 Michael T. Segraves                   and Principal Accounting
                                                       Officer)

              /s/ RAYMOND E. CARTLEDGE                 Director                         March 30, 1999
-----------------------------------------------------
                Raymond E. Cartledge

              /s/ CHARLES E. CORPENING                 Director                         March 29, 1999
-----------------------------------------------------
                Charles E. Corpening

                /s/ DONALD J. DONAHUE                  Director                         March 30, 1999
-----------------------------------------------------
                  Donald J. Donahue

                 /s/ JOHN R. KENNEDY                   Director
-----------------------------------------------------
                   John R. Kennedy

              /s/ THOMAS F. MCWILLIAMS                 Director                         March 26, 1999
-----------------------------------------------------
                Thomas F. McWilliams

                /s/ WILLIAM R. TOLLER                  Director                         March 30, 1999
-----------------------------------------------------
                  William R. Toller

                             CHASE INDUSTRIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          ADDITIONS CHARGED TO
                                             BALANCE AT   ---------------------                BALANCE AT
                                             BEGINNING    COST AND      OTHER                     END
                                             OF PERIOD    EXPENSES    ACCOUNTS    DEDUCTIONS   OF PERIOD
                                             ----------   ---------   ---------   ----------   ----------
YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts and
     claims................................    $1,286       $720         $--         $946        $1,060
                                               ======       ====         ==          ====        ======
YEAR ENDED DECEMBER 31, 1997
  Allowance for doubtful accounts and
     claims................................    $1,236       $ 84         $--         $ 34        $1,286
                                               ======       ====         ==          ====        ======
YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts and
     claims................................    $1,036       $201         $--         $  1        $1,236
                                               ======       ====         ==          ====        ======

                               INDEX TO EXHIBITS

     Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Sale and Purchase Agreement dated May 15, 1996, among
                            Chase Brass Industries, Inc. (the "Company"), Leavitt
                            Structural Tubing Co. and UNR Industries, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
           2.2           -- Amendment No. 1 to Sale and Purchase Agreement dated July
                            1, 1996, by and among the Company, Leavitt Tube Company,
                            Inc., a Delaware corporation and a wholly owned
                            subsidiary of the Company, Leavitt Structural Tubing Co.
                            and UNR Industries, Inc. (incorporated by reference to
                            Exhibit 2.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996).
           2.3           -- Amendment No. 2 to Sale and Purchase Agreement dated as of August 29, 1996, among the Company, Leavitt Tube
                            Company, Inc., Leavitt Structural Tubing Co. and UNR
                            Industries, Inc. (incorporated by reference to Exhibit
                            2.4 to the Company's Current Report on Form 8-K filed
                            with the Securities and Exchange Commission on September
                            13, 1996).
           2.4           -- Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.
                            (incorporated by reference to Exhibit 2.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
           3.1           -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1998).
           3.2           -- Certificate of First Amendment to the Company's Restated
                            Certificate of Incorporation (incorporated by reference
                            to Exhibit 3.2 to the Company's Current Report on Form
                            8-K dated May 14, 1997) and Certificate of Second
                            Amendment to the Company's Restated Certificate of
                            Incorporation (incorporated by reference to Exhibit 3.2
                            to the Company's Current Report on Form 8-K dated May 26,
                            1998).
           3.3           -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-1 as filed with the Securities and Exchange
                            Commission on November 3, 1994, Registration No.
                            33-83178).
           4.1           -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).
           4.2           -- Exchange Agreement dated November 4, 1994, between the
                            Company and Citicorp Venture Capital Ltd. ("CVC")
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).
           4.3           -- Voting Agreement dated November 4, 1994, between the
                            Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                            (incorporated by reference to Exhibit 4.5 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Credit Agreement by and among the Company, the banks
                            referred to therein and PNC Bank, National Association,
                            as Agent, dated as of August 30, 1996 (incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K filed with the Securities and Exchange
                            Commission on September 13, 1996).
         +10.2           -- First Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent, dated June 16, 1997.
          10.3*          -- Employment Agreement dated November 10, 1994, between the
                            Company and Mr. Alonzo (incorporated by reference to
                            Exhibit 10.3 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1994).
          10.4*          -- Employment Agreement dated October 28, 1996, between
                            Chase Brass & Copper Company, Inc., a wholly owned
                            subsidiary of the Company, and Duane R. Grossett
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
         +10.5*          -- Chase Industries Inc., 1994 Long-Term Incentive Plan, as
                            amended.
         +10.6*          -- Chase Industries Inc., 1997 Non-Employee Director Stock
                            Option Plan.
         +10.7*          -- Chase Industries Inc., 1997 Executive Deferred
                            Compensation Stock Option Plan.
          10.8           -- Indemnification Agreement dated November 10, 1994,
                            between the Company and Mr. Alonzo (incorporated by
                            reference to Exhibit 10.6 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1994).
         +10.9           -- Schedule identifying additional documents substantially identical to the Indemnification Agreement included as
                            Exhibit 10.8 and setting forth the material details in
                            which those documents differ from that document.
          10.10          -- Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated
                            by reference to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
          10.11          -- Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
                            wholly-owned subsidiary of the Company now named Chase
                            Brass & Copper Company, Inc. ("CBCC"), Chase Brass &
                            Copper Company, Incorporated, a Delaware corporation now
                            named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration
                            (Alaska), Inc. ("BP") and The Standard Oil Company
                            ("Standard") (incorporated by reference to Exhibit 10.5
                            to the Company's Registration Statement on Form S-1 as
                            filed with the Securities and Exchange Commission on
                            November 3, 1994, Registration No. 33-83178).
          10.12          -- Subordinated Promissory Note dated August 24, 1990,
                            executed by the Company and payable to Old Chase
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-1 as filed
                            with the Securities and Exchange Commission on November
                            3, 1994, Registration No. 33-83178).
          10.13          -- Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and Standard (incorporated by
                            reference to Exhibit 10.10 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.14          -- Lease Agreement dated October 14, 1985, between UNR
                            Industries, Inc., UNR-Leavitt Division, as lessee, and
                            Madison County Economic Development Authority (formerly
                            known as Industrial Development Authority of Madison
                            County), as lessor, regarding certain real property and
                            improvements located in Madison County, Mississippi
                            ("Madison Lease (1985)") (incorporated by reference to
                            Exhibit 10.12 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996).
          10.15          -- Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1985) from UNR Industries,
                            Inc. to Leavitt Tube Company, Inc. ("Leavitt")
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
          10.16          -- Lease Agreement dated October 14, 1988, between UNR
                            Industries, Inc., UNR-Leavitt Division, as lessee, and
                            Madison County Economic Development Authority (formerly
                            known as Industrial Development Authority of Madison
                            County), as lessor, regarding certain real property and
                            improvements located in Madison County, Mississippi
                            ("Madison Lease (1988)") (incorporated by reference to
                            Exhibit 10.14 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996).
          10.17          -- Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1988) from UNR Industries,
                            Inc. to Leavitt (incorporated by reference to Exhibit
                            10.15 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
          10.18*         -- CBCC Benefit Restoration Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996).
          10.19*         -- Leavitt Supplemental Executive Retirement Plan
                            (incorporated by reference to Exhibit 10.17 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
          10.20          -- Participation Agreement dated as of December 23, 1997,
                            among CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN
                            Amro Bank N.V. and Credit Agricole IndoSuez, as
                            Participants, and ABN Amro Bank N.V., as Agent, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.18 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
          10.21          -- Master Lease dated as of December 23, 1997, between ABN
                            Amro Bank N.V., as Lessor, and CBCC, as Lessee, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
          10.22          -- Lease Supplement No. 1 dated as of December 23, 1997,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.21 (incorporated by reference to Exhibit 10.20
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
          10.23          -- Lease Supplement No. 2 dated as of February 2, 1998,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.21 (incorporated by reference to Exhibit 10.21
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.24          -- Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.20 and Master Lease filed herewith
                            as Exhibit 10.21 (incorporated by reference to Exhibit
                            10.22 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1997).
          10.25          -- Guarantee dated as of December 23, 1997, from the
                            Company, as Obligor, to ABN Amro Bank N.V., as Agent,
                            guaranteeing obligations of CBCC under Participation
                            Agreement filed herewith as Exhibit 10.20 and Master
                            Lease filed herewith as Exhibit 10.21 (incorporated by
                            reference to Exhibit 10.23 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1997).
         +10.26*         -- Change of Control Agreement dated as of March 31, 1997, as amended, between the Company and Michael T. Segraves.
          21             -- List of Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
         +23             -- Consent of PricewaterhouseCoopers LLP
         +27             -- Financial Data Schedules (EDGAR filing only).

---------------
+ Filed herewith