Form 10-Q
period 1999-03-31
CHASE INDUSTRIES INC
filed 1999-04-29
CIK 928950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]                 Quarterly Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                           YES [X]           NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 23, 1999...................... 9,084,052
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF APRIL 23, 1999............ 6,150,118*

---------

*    The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.
===============================================================================

                             CHASE INDUSTRIES INC.

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
Item 1.          Financial Statements (Unaudited):

                 Consolidated Balance Sheet as of March 31, 1999
                           and December 31, 1998..............................................................   3

                 Consolidated Statement of Income for the Three Months Ended
                           March 31, 1999 and 1998............................................................   4

                 Consolidated Statement of Cash Flows for the Three Months Ended
                           March 31, 1999 and 1998............................................................   5

                 Notes to Consolidated Financial Statements...................................................   6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  ..................................................................  14


                           PART II. OTHER INFORMATION


Item 1.          Legal Proceedings...........................................................................   24

Item 6.          Exhibits and Reports on Form 8-K............................................................   24

                 Signature...................................................................................   26

                             CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                March 31,    December 31,
                                                                                  1999           1998
                                                                                ----------    ----------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                     $    4,319    $    9,200
  Receivables, net of allowance for doubtful accounts and
    claims of $1,120 and $1,060 in 1999 and 1998, respectively                      37,378        30,180
  Inventories                                                                       51,876        65,776
  Prepaid expenses                                                                   1,028           698
  Deferred income taxes                                                              5,753         4,982
                                                                                ----------    ----------
     Total current assets                                                          100,354       110,836
Property, plant and equipment, net                                                  99,882        97,152
Other assets                                                                         4,445         4,816
                                                                                ----------    ----------
     Total assets                                                               $  204,681    $  212,804
                                                                                ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $   26,934    $   41,399
  Accrued compensation and benefits                                                  6,924         7,017
  Accrued income taxes                                                               4,567         2,196
  Other accrued liabilities                                                          4,912         5,401
  Current portion of long-term debt                                                    158           152
                                                                                ----------    ----------
     Total current liabilities                                                      43,495        56,165
Long-term debt                                                                      27,250        27,339
Deferred income taxes                                                               14,099        13,880
                                                                                ----------    ----------
     Total liabilities                                                              84,844        97,384
                                                                                ----------    ----------
Commitments and contingencies                                                           --            --
                                                                                ----------    ----------
Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized;
    9,084,052 and 9,083,452 shares issued and outstanding
    in 1999 and 1998, respectively                                                      91            91
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 6,150,118 shares issued and outstanding
    in 1999 and 1998                                                                    61            61
  Additional paid-in capital                                                        31,498        31,493
  Retained earnings                                                                 88,187        83,775
                                                                                ----------    ----------
     Total stockholders' equity                                                    119,837       115,420
                                                                                ----------    ----------
     Total liabilities and stockholders' equity                                 $  204,681    $  212,804
                                                                                ==========    ==========



     The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                      Three Months Ended March 31,
                                                         1999          1998
                                                      ----------    ----------

Net sales                                             $  103,868    $  125,118

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)                87,360       106,641

Lower of cost-or-market inventory writedown                1,800            --
                                                      ----------    ----------

    Gross profit                                          14,708        18,477

Selling, general and administrative expenses               4,259         3,609

Depreciation and amortization                              2,817         2,630
                                                      ----------    ----------

    Operating income                                       7,632        12,238

Interest expense, net                                        516           981
                                                      ----------    ----------

    Income before income taxes                             7,116        11,257

Provision for income taxes                                 2,704         4,278
                                                      ----------    ----------

    Net income                                        $    4,412    $    6,979
                                                      ==========    ==========

Earnings per share*:

    Basic                                             $     0.29    $     0.46
                                                      ==========    ==========

    Diluted                                           $     0.29    $     0.45
                                                      ==========    ==========


*    Adjusted for the three-for-two stock split effective June 6, 1998.



     The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)


                                                                  Three Months Ended March 31,
                                                                      1999           1998
                                                                   ----------     ----------
Operating activities:
     Net income                                                    $    4,412     $    6,979
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                   2,817          2,630
        Deferred income tax (benefit) expense                            (552)           384
        Lower of cost-or-market inventory writedown                     1,800             --
        Changes in assets and liabilities:
           (Increase) in receivables                                   (7,198)        (5,130)
           Decrease in inventories                                     12,100          4,048
           (Decrease) in accounts payable                             (14,465)        (6,440)
           Increase in accrued liabilities                              1,789          3,275
           Other, net                                                    (118)           164
                                                                   ----------     ----------
        Net cash provided by operating activities                         585          5,910
                                                                   ----------     ----------

Investing activities:
     Expenditures for property, plant and equipment                    (5,388)        (3,842)
                                                                   ----------     ----------
        Net cash (used in) investing activities                        (5,388)        (3,842)
                                                                   ----------     ----------

Financing activities:
     Revolving credit loan (repayments), net                               --         (1,578)
     Equipment financing                                                   --          2,000
     Principal payments on long-term debt                                 (83)           (76)
     Issuance of common stock - options exercised                           5            468
                                                                   ----------     ----------
        Net cash (used in) provided by financing activities               (78)           814
                                                                   ----------     ----------

Net (decrease) increase in cash and cash equivalents                   (4,881)         2,882

Cash and cash equivalents, beginning of period                          9,200            924
                                                                   ----------     ----------

Cash and cash equivalents, end of period                           $    4,319     $    3,806
                                                                   ==========     ==========

Supplemental disclosures:
     Interest and bank fees paid                                   $      151     $      640
                                                                   ==========     ==========
     Income taxes paid                                             $      885     $      119
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

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of March 31, 1999, and December 31, 1998, and the consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

         The accompanying financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for March 31, 1999 and 1998, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary, consisting only of recurring adjustments, for a fair presentation of such financial information.

         The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         On August 24, 1990, the Company acquired, through CBCC, the assets and operations of a Delaware corporation formerly named Chase Brass & Copper Company, Incorporated ("Old Chase"), pursuant to the Asset Purchase Agreement ("CBCC Purchase Agreement") dated May 10, 1990, by and between the Company, CBCC, Old Chase, BP Exploration (Alaska) Inc. ("BPE") and The Standard Oil Company (the "CBCC Acquisition"). BPE and The Standard Oil Company (collectively referred to as "BP") own all the stock of Old Chase. The CBCC Acquisition was accounted for as a purchase.

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

2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent years. During first quarter 1999, the Company recorded a non-cash inventory writedown of $1.8 million. This writedown was due to decreasing flat-rolled steel prices.

         If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $1.7 million lower at March 31, 1999 and December 31, 1998. Inventories consisted of the following (in thousands):

                                            March 31,      December 31,
                                               1999           1998
                                            ----------     ----------
         Raw materials                      $   26,951     $   33,657
         Work in progress                        6,739         10,174
         Finished goods                         18,712         22,383
                                            ----------     ----------
                                                52,402         66,214
         Tolling metal due customers              (526)          (438)
                                            ----------     ----------
                                            $   51,876     $   65,776
                                            ==========     ==========

3.       COMMON STOCK AND EARNINGS PER SHARE:

         The Company's Board of Directors declared, and the stockholders approved, a three-for-two stock split for shareholders of record as of June 6, 1998. As a result of the split, 5,075,996 additional shares were issued and Additional Paid-in Capital was reduced by $51,000. Fractional shares resulting from the stock split were paid in cash, without interest. All references in the accompanying financial statements to the number of shares and per share amounts have been restated to reflect the stock split. In conjunction with the stock split, the Company's Restated Certificate of Incorporation was amended by stockholder vote to increase the number of authorized shares from 25 million to 36,310,000 for Common Stock and from 5 million to 12.3 million for Nonvoting Common Stock.

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares are as follows:

                                             Three Months Ended March 31,
                                             ----------------------------
                                            1999                       1998
                                            ----                       ----
                                    Shares          EPS         Shares          EPS
                                  ----------    ----------    ----------    ----------

         Basic                    15,233,894    $     0.29    15,172,353    $     0.46
         Stock options               122,654            --       379,266         (0.01)
                                  ----------    ----------    ----------    ----------
         Diluted                  15,356,548    $     0.29    15,551,619    $     0.45
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

         At March 31, 1999, and December 31, 1998, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

4.       COMMITMENTS AND CONTINGENCIES:

         Both CBCC and Leavitt are subject to certain contingent environmental liabilities. Because the development of any required remediation plans with respect to such environmental conditions has not been completed, the Company currently is unable to estimate with any degree of certainty the amount or range of amounts of cleanup costs associated therewith. However, it is reasonably possible that the cleanup costs associated with these environmental conditions may be material and, in the event CBCC or Leavitt, as applicable, was determined to be solely responsible or liable for site cleanup activities (due to the inability or unwillingness of other responsible parties to perform or pay for such activities), such expenditures could have a material effect on the Company's earnings and financial condition.

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

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

         The Company anticipates undertaking additional remedial actions in 1999 and, in connection with these activities, conducting additional sampling of certain areas of the site. The results of the initial sampling conducted by BP, the additional sampling conducted (and to be conducted) by CBCC and input from the Ohio EPA are being (and will be) used to develop a comprehensive remediation plan for the site. Until the completion of these additional interim and investigatory activities and the development of a remedial plan for the site, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith. The investigation has been conducted on a voluntary basis with the concurrence of the Ohio EPA.

         Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as discussed below BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement. If BP fails to fulfill its obligations under the Remediation Agreement to fund remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material effect on the Company's financial condition, results of operations or liquidity. Based on the status of remediation activities, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

         To the extent CBCC has incurred, or incurs future, cleanup costs with respect to investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recover from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement or otherwise, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million promissory note issued to BP in connection with the CBCC Acquisition (the "BP Note").

         CBCC and/or other entities named "Chase Brass & Copper Co." (which may include Old Chase or divisions of Old Chase) have been named by governmental agencies and/or private parties as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and/or state laws with respect to four sites (and possibly a fifth site). The Company believes that CBCC has no liability for the cleanup costs related to these sites because (a) such liability is attributable to an entity that had the same or similar name to that of CBCC, such as a division or a subsidiary of BP (other than the brass rod division of Old Chase), or (b) such liability arose from acts that occurred prior to the CBCC Acquisition and, therefore, BP retained such liability under the CBCC Purchase Agreement and is contractually obligated to indemnify the Company for such liabilities. BP has been notified and assumed the defense of these matters. To the extent CBCC incurs any cleanup costs with respect to these sites, it intends to enforce its rights under the CBCC Purchase Agreement to recover such amounts from BP. In the event the Company is entitled to recover any such costs from BP, pursuant to the CBCC Purchase Agreement or otherwise, the Company may elect to offset the amounts of such recoveries against amounts payable under the $20 million BP Note. Additional information regarding the matters described in this paragraph is contained in Part I., Item 3 Legal Proceedings of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

         Discovery is proceeding in this case, and it currently is scheduled for trial in September 2000.

         Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to close the UST removal project. The IDEM has not yet issued a "closure" letter and, in February 1997, notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Additional groundwater sampling was conducted. The sampling results, which indicated the continued presence in the groundwater of certain contaminants,

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

were submitted to the IDEM for review. Based on these test results, the IDEM has indicated that it would not yet issue a "closure" letter.

         Leavitt has engaged an independent consultant to evaluate appropriate actions to be taken with regard to the groundwater at Hammond in order to receive a closure letter from the IDEM. The consultant has completed its review and analysis of the Hammond facility and has recommended additional on-site investigation and further discussions with the IDEM. Until these actions are carried out, the Company will be unable to determine what, if any, remedial activities may be required at the Hammond facility. Although the cleanup costs associated with the environmental conditions at the Hammond facility may be material, based on the results of the 1997 sampling the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, ROHN Industries, Inc. (formerly UNR Industries, Inc.) is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

5.       BUSINESS SEGMENTS:

         The Company has two business segments. One, brass products, is engaged in the manufacture and sale of free-machining and forging brass rod; the second, steel products, manufactures and sells structural and mechanical steel tubing and structural pipe.

         The brass products segment, employing more than 300 people at its Montpelier, Ohio, plant, is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Its diverse customer base of more than 250 companies uses the "Blue Dot" trademark rod to produce a variety of products, such as plumbing fixtures, heating and air conditioning components, industrial valves, automotive parts and numerous hardware components.

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

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         Income and expenses not allocated to business segments include certain corporate expenses, interest expense and interest income. There are no intersegment sales. The business segment information is prepared consistent with the accounting policies outlined in Note 1, Significant Accounting Policies, except for income taxes which are recorded at the corporate level.

                                                                      THREE MONTHS ENDED MARCH 31, 1999
                                                             -------------------------------------------------
                                                              BRASS         STEEL
                                                             PRODUCTS      PRODUCTS     CORPORATE       TOTAL
                                                             ---------    ---------     ---------     ---------

Net sales                                                    $  71,562    $  32,306            --     $ 103,868
                                                             =========    =========     =========     =========
Operating income                                                 9,119       (1,322)         (165)        7,632

Interest expense, net                                               --           --           516           516
                                                             =========    =========     =========     =========
Income before income taxes                                       9,119       (1,322)         (681)        7,116

Selected non-cash charges included in operating income:

   Lower of cost-or-market inventory writedown                      --        1,800            --         1,800

   Depreciation and amortization                                 1,509        1,308            --         2,817

Total assets                                                    88,575      110,542         5,564       204,681

Capital expenditures                                             4,798          590            --         5,388

                                                                     THREE MONTHS ENDED MARCH 31, 1998
                                                             -------------------------------------------------
Net sales                                                    $  82,008    $  43,110           --     $ 125,118
                                                             =========    =========    =========     =========
Operating income                                                 9,579        2,689          (30)       12,238

Interest expense, net                                               --           --          981           981
                                                             =========    =========    =========     =========
Income before income taxes                                       9,579        2,689       (1,011)       11,257

Selected non-cash charges included in operating income:

   Depreciation and amortization                                 1,362        1,268           --         2,630

Total assets                                                    95,155      110,486        6,913       212,554

Capital expenditures                                             3,082          760           --         3,842

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

   Operations

         The Company has two business segments, the brass products segment operated by CBCC and the steel products segment operated by Leavitt. The Company is a leading manufacturer of free-machining and forging brass rod and structural and mechanical steel tubing and structural pipe.

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

         CBCC obtains approximately 80% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") had been four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since December 1994. In December 1997 the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. CBCC also purchases approximately 20% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through March 1999, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

                             CHASE INDUSTRIES INC.

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

         Leavitt. Leavitt is a leading producer of structural and mechanical electric resistance welded steel tubing in square, rectangular and round shapes in sizes ranging from 1/2 inch to 10 inch squares and equivalent rectangles and 3/8 inch to 12 3/4 inches in outer diameter for round sizes. Leavitt's financial performance may be impacted by changes in the price it pays for flat-rolled steel, the primary cost component of Leavitt's finished product, based on the market conditions in the domestic and the international flat-rolled steel industry. Based on the then-current market conditions in the steel tubing industry and the level of capacity utilization, Leavitt may or may not be able to pass the economic impact of steel price changes on to its customers through changes in the selling price. The steel tubing industry is highly fragmented and suppliers may reduce prices or fail to increase prices as a result of flat- rolled steel price increases, depending on their individual financial and operational motivation.

RESULTS OF OPERATIONS

   Overall

         Net sales decreased $21.2 million, or 16.9%, to $103.9 million in first quarter 1999 from $125.1 million in first quarter 1998. Net sales declined partially as a result of a 14% reduction in the average Metal Selling Price for brass rod from first quarter 1998. Also, net sales decreased due to lower steel tubing shipments and reduced steel tubing prices.

         Gross profit, excluding the lower of cost-or-market inventory writedown, decreased $2.0 million, or 10.8%, to $16.5 million in first quarter 1999 from $18.5 million in first quarter 1998.

                             CHASE INDUSTRIES INC.

The decrease in gross profit was due primarily to declining flat-rolled steel prices and competitive steel tubing price pressures, which have reduced steel tubing margins.

         The Company recorded a non-cash lower of cost-or-market inventory writedown of $1.8 million in first quarter 1999. The writedown to market was due to the decreasing prices of flat-rolled steel and steel tubing.

         Selling, general and administrative ("SG&A") expenses increased $0.7 million, or 19.4%, to $4.3 million in first quarter 1999 from $3.6 million in first quarter 1998. The increase was partly due to higher due diligence costs related to investigating potential acquisitions that were not consummated.

         Depreciation and amortization increased $0.2 million, or 7.7%, to $2.8 million in first quarter 1999 from $2.6 million in first quarter 1998. The increase was primarily the result of increased depreciation from 1998 capital additions.

         As a result of the above factors, operating income, excluding the lower of cost-or-market inventory writedown, decreased $2.8 million, or 23.0%, to $9.4 million in first quarter 1999 from $12.2 million in first quarter 1998.

         Net interest expense decreased $0.5 million, or 50.0%, to $0.5 million in first quarter 1999 from $1.0 million in first quarter 1998, primarily as a result of the repayment of long-term debt over the twelve months ending March 31, 1999, totaling $19.1 million.

         As a result of the above factors, net income, excluding a lower of cost-or-market inventory writedown, decreased $1.5 million, or 21.4%, to $5.5 million in first quarter 1999 from $7.0 million in first quarter 1998. Diluted earnings per share, excluding a lower of cost-or-market inventory writedown, decreased to $.36 in first quarter 1999 from $.45 in first quarter 1998. After the inventory writedown, net income was $4.4 million, or $.29 per diluted share, a decrease of 35.6% from first quarter 1998.

   Brass Products Segment

         Net sales in the brass products segment decreased $10.4 million, or 12.7%, to $71.6 million in first quarter 1999 from $82.0 million in first quarter 1998. Despite record brass rod shipments, net sales declined due to a 14% reduction in the average Metal Selling Price for brass rod in first quarter 1999 compared to first quarter 1998. The current Metal Selling Price is the lowest since 1987, and management believes the lower price will encourage demand for brass rod.

         Gross profit in the brass products segment increased $0.1 million, or 0.8%, to $12.8 million in first quarter 1999 from $12.7 million in first quarter 1998.

         SG&A expenses in the brass products segment increased $0.5 million, or 29.4%, to $2.2 million in first quarter 1999 from $1.7 million in first quarter 1998.

                             CHASE INDUSTRIES INC.

         Depreciation in the brass products segment increased $0.1 million, or 7.1%, to $1.5 million in first quarter 1999 from $1.4 million in first quarter 1998. The increase was primarily the result of increased depreciation from 1998 capital additions.

         As a result of the above factors, operating income in the brass products segment decreased $0.4 million, or 4.2%, to $9.1 million in first quarter 1999 from $9.5 million in first quarter 1998.

   Steel Products Segment

         Net sales in the steel products segment decreased $10.8 million, or 25.1%, to $32.3 million in first quarter 1999 from $43.1 million in first quarter 1998. Net sales decreased due to lower steel tubing shipments and reduced steel tubing prices. Beginning in second quarter 1998, imports of flat-rolled steel, Leavitt's raw material, increased substantially as a result of poor economic conditions in Asia, Russia and South America. Tubing prices moved lower with flat-rolled steel prices. Meanwhile, steel service centers, expecting lower tubing prices, curtailed purchases waiting for the prices to decline further. As this was happening, the agricultural equipment industry usage of structural tubing declined due to lower agricultural prices and reduced exports of agricultural products resulting from depressed economic conditions in Asia and South America. These factors reduced Leavitt's shipments in 1998 and first quarter 1999.

         During first quarter 1999, the steel products segment recorded a non-cash lower of cost-or-market inventory writedown of $1.8 million. This writedown was due to decreasing prices of flat-rolled steel and steel tubing.

         Gross profit, excluding a lower of cost-or-market writedown, decreased $2.1 million, or 36.8%, to $3.6 million in first quarter 1999 from $5.7 million in first quarter 1998. The decrease in gross profit was due to declining flat-rolled steel prices and competitive steel tubing price pressures, which have reduced steel tubing margins.

         Depreciation and amortization in the steel products segment increased slightly in first quarter 1999 as compared to first quarter 1998.

         As a result of the above factors, operating income, excluding a lower of cost-or-market inventory writedown, decreased $2.2 million, or 81.5%, to $0.5 million in first quarter 1999 from $2.7 million in first quarter 1998. After the inventory writedown, the operating loss was $1.3 million.

                             CHASE INDUSTRIES INC.

LIQUIDITY AND CAPITAL RESOURCES

General

         At March 31, 1999, cash and cash equivalents totaled $4.3 million compared with $9.2 million at year end 1998. Total debt at March 31, 1999, was $27.4 million compared with $27.5 million at year end 1998.

Working Capital

         At March 31, 1999, working capital was $56.9 million, a $2.2 million, or 4.0%, increase from $54.7 million at December 31, 1998. Decreases in cash and cash equivalents of $4.9 million, or 53.1%, and inventory of $13.9 million, or 21.1%, were offset by increases in accounts receivable of $7.2 million, or 23.9%, and accrued liabilities of $1.8 million, or 12.2%, and a decrease in accounts payable of $14.5 million, or 34.9%.

         The increase in accounts receivable and the decline in inventories were due primarily to an increase in net sales of $10.4 million, or 11.1%, in first quarter 1999 from fourth quarter 1998. The Company's shipments typically are lower in December due to customer shutdowns.

         The Company's current ratio was 2.31 at March 31, 1999, compared to
1.97 at December 31, 1998.

Cash Flow Provided by Operating Activities

         For the three months ended March 31, 1999, net cash provided by operating activities was $0.6 million, which included net income of $4.4 million and depreciation and amortization of $2.8 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $6.3 million.

         For the three months ended March 31, 1998, net cash provided by operating activities was $5.9 million, which included net income of $7.0 million and depreciation and amortization of $2.6 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $4.4 million.

Cash Flow (Used in) Investing Activities

         Capital expenditures were $5.4 million for the three months ended March 31, 1999, and $3.8 million for the three months ended March 31, 1998. Capital expenditures in 1999 primarily related to construction costs for the new CBCC foundry discussed below. Capital expenditures in 1998 primarily included installation costs for three new billet heaters.

                             CHASE INDUSTRIES INC.

Cash Flow (Used in) Provided by Financing Activities

         Cash used in financing activities was $78,000 for the three months ended March 31, 1999.

         Cash provided by financing activities of $814,000 for the three months ended March 31, 1998, consisted of proceeds of $2.0 million received in conjunction with the lease of billet heating equipment and $468,000 from the issuance of common stock for stock options exercised, partially offset by net repayments of long-term debt of $1.7 million.

Capital Resources

         In 1996 the Company launched a capital project referred to as "Project 400." The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to approximately 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters will also increase productivity and improve quality. The total cost of the first phase of the project was approximately $12 million and was financed through a six-year operating lease.

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

         Advances under the Bank Credit Facility will bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each

                             CHASE INDUSTRIES INC.

LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 5.4% and 5.7% at March 31, 1999, and December 31, 1998, respectively.

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

         As of March 31, 1999, $7 million was outstanding under the Term Loan and no amounts were outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $40 million.

BP Note

         In connection with the CBCC Acquisition, the Company issued a promissory note to Old Chase in the original principal amount of $20 million (the "BP Note"). The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997 and 1998, were offset against the receivable from BP. The Company continues to classify the BP Note as long-term because, if necessary, it has the ability to repay the amount on a long-term basis with borrowings obtained under the Bank Credit Facility.

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

         Based on the Company's assessments to date of its Year 2000 risk and for other business purposes as well, CBCC implemented modifications to its management information systems in years 1995 through 1997, including the conversion of its management information processing software to new software. In 1998 the Company conducted extensive testing of the software, including transactions scheduled to occur after the beginning of 2000, and determined that the software was not completely Year 2000 compliant. As a result, the software vendor has issued an upgraded release of the software and this upgraded software is in the process of being installed. The software vendor represents the new release as Year 2000 compliant. As the new release is installed and tested, transactions occurring in 2000 and beyond will again be simulated. The installation is expected to be completed prior to the end of third quarter 1999 and CBCC is not

                             CHASE INDUSTRIES INC.

projected to incur a significant cost to complete the upgrade, as the upgraded version of the software is included with CBCC's annual software maintenance fee.

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

         The Company is in the process of assessing its vulnerability to Year 2000 failures on the part of its suppliers, vendors and customers and has surveyed major suppliers, vendors and customers to determine their vulnerability to Year 2000 failures, including assessing the potential impact of any such failures on the Company. Although the Company's survey results and assessment activities to date have not identified any Year 2000 problems originating with its suppliers, vendors or customers that the Company reasonably anticipates will have a material effect on the Company, the Company cannot control the conduct of its suppliers, vendors or customers and, therefore, cannot guarantee that Year 2000 problems originating with a supplier, vendor or customer will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would do so if a specific problem is identified. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

         The Company believes that its new management information systems will be Year 2000 compliant by year end 1999. The Company has conducted evaluations of operating systems in its internal manufacturing processes and instrumental control functions and expects to bring those systems into Year 2000 compliance, if they are not already Year 2000 compliant, by year end 1999. Consequently, the Company has not established contingency plans to deal with Year 2000 issues. However, if this assessment changes, the Company will establish contingency plans as deemed necessary.

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

                             CHASE INDUSTRIES INC.

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

CONTINGENCIES - ENVIRONMENTAL MATTERS

         As discussed in Note 4 of Notes to Consolidated Financial Statement included in Item 1., each of CBCC and Leavitt are subject to certain contingent liabilities relating to environmental conditions at their respective facilities.

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

         Because the development of a comprehensive remediation action plan (the "RAP") for CBCC's site is not yet complete, the Company presently is unable to estimate with any degree of certainty the amount of cleanup costs associated with execution of the RAP, although such costs may be material. Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as discussed below under "Contingencies - Legal Proceedings" BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement and CBCC Purchase Agreement. If BP fails to fulfill its obligations under the Remediation Agreement to fund remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material effect on the Company's financial condition, results of operations or liquidity. Based on the status of remediation activities, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

         To the extent CBCC has incurred, and incurs future, cleanup costs with respect to investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP. In the event the Company is entitled to recover from BP pursuant to the Remediation Agreement, the CBCC Purchase Agreement or otherwise, the Company may elect to offset the amounts of such recoveries from BP and prior offsets against amounts owing under the $20 million BP Note.

                             CHASE INDUSTRIES INC.

         Leavitt. Pending receipt of Leavitt's independent consultant's recommendations and further direction from the IDEM, the Company currently is unable to determine what, if any, remedial activities may be required at the Hammond facility. Although the cleanup costs associated with the environmental conditions at the Hammond facility may be material, based on the results of the 1997 sampling the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, ROHN Industries, Inc. (formerly UNR Industries, Inc.) is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate (approximately $140,000 have been incurred for various matters). In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

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

CONTINGENCIES - LEGAL PROCEEDINGS

         As discussed in Note 4 of Notes to Consolidated Financial Statements included in Item 1., the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term, and believes that judgement against the Company and CBCC would not have a material effect on the Company's financial condition, results of operations or liquidity.

                             CHASE INDUSTRIES INC.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in certain claims and litigation as described in Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this report and in Part I, Item 3. Legal Proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

               3.1 - Restated Certificate of Incorporation of the Company
                     (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998), as amended by the Certificate of First Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14, 1997) and Certificate of Second Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 26, 1998).

                             CHASE INDUSTRIES INC.

               3.2 - By-Laws of the Company (incorporated by reference to
                     Exhibit 3.2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

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

               +27 - Financial Data Schedule (EDGAR filing only).

-------------
+  Filed herewith

         (b) REPORTS ON FORM 8-K

             No Current Report on Form 8-K was filed by the Company during the first quarter of 1999.

                             CHASE INDUSTRIES INC.



                               S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                          CHASE INDUSTRIES INC.



Date:  April 28, 1999                     By: /s/ MICHAEL T. SEGRAVES
                                              ---------------------------------
                                              Michael T. Segraves
                                              Vice President
                                              Chief Financial Officer
                                              (duly authorized officer and
                                              Principal Financial Officer)

                             CHASE INDUSTRIES INC.

                               INDEX TO EXHIBITS

Exhibit                                                                                       Sequentially
   No.                              Description of Exhibits                                   Numbered Page
-------                             -----------------------                                   -------------

3.1      -        Restated Certificate of Incorporation of the Company
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998), as amended by the Certificate of First Amendment to the Company's Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.2 to the Company's
                  Current Report on Form 8-K dated May 14, 1997) and
                  Certificate of Second Amendment to the Company's Restated
                  Certificate of Incorporation, (incorporated by reference to
                  Exhibit 3.2 to the Company's Current Report on Form 8-K dated
                  May 26, 1998).

3.2      -        By-Laws of the Company (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-1 as filed with the Securities and Exchange Commission on
                  November 3, 1994, Registration No. 33-83178).

4.1      -        Specimen Common Stock Certificate (incorporated by
                  reference to Exhibit 4.1 to the Company's Registration
                  Statement on Form S-1 as filed with the Securities and
                  Exchange Commission on November 3, 1994, Registration No.
                  33-83178).

4.2      -        Exchange Agreement dated November 4, 1994, between the
                  Company and Citicorp Venture Capital Ltd. ("CVC")
                  (incorporated by reference to Exhibit 4.4 to the Company's
                  Registration Statement on Form S-8 dated December 9, 1994,
                  Registration No. 33-87278).

4.3      -        Voting Agreement dated November 4, 1994, between the
                  Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                  (incorporated by reference to Exhibit 4.5 to the Company's
                  Registration Statement on Form S-8 dated December 9, 1994,
                  Registration No. 33-87278).

+27      -        Financial Data Schedule (EDGAR filing only).

-------------
+  Filed herewith