Form 10-Q
period 1999-06-30
CHASE INDUSTRIES INC
filed 1999-08-04
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X]           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 YES [X]  NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 30, 1999......................  9,084,202
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF JULY 30, 1999............  6,150,118*

---------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                              CHASE INDUSTRIES INC.


                                TABLE OF CONTENTS


                                       PART I. FINANCIAL INFORMATION

                                                                                                         Page
                                                                                                         ----
Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheet as of June 30, 1999
                    and December 31, 1998..............................................................   3

          Consolidated Statement of Income for the Three and Six Months Ended
                    June 30, 1999 and 1998.............................................................   4

          Consolidated Statement of Cash Flows for the Six Months Ended
                    June 30, 1999 and 1998.............................................................   5

          Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations  ..................................................................  14

                                       PART II. OTHER INFORMATION


Item 1.   Legal Proceedings...........................................................................   25

Item 4.   Submission of Matters to a Vote of Security Holders.........................................   25

Item 6.   Exhibits and Reports on Form 8-K............................................................   25

          Signature...................................................................................   27

                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                  June 30,       December 31,
                                                                                    1999             1998
                                                                                  --------       ------------
                                                 ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 17,537         $  9,200
  Receivables, net of allowance for doubtful accounts and
    claims of $1,146 and $1,060 in 1999 and 1998, respectively                      33,622           30,180
  Inventories                                                                       40,497           65,776
  Prepaid expenses                                                                     964              698
  Deferred income taxes                                                              5,831            4,982
                                                                                  --------         --------
      Total current assets                                                          98,451          110,836
Property, plant and equipment, net                                                 103,681           97,152
Other assets                                                                         7,357            4,816
                                                                                  --------         --------
      Total assets                                                                $209,489         $212,804
                                                                                  ========         ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $ 28,691         $ 41,399
  Accrued compensation and benefits                                                  6,738            7,017
  Accrued income taxes                                                               1,273            2,196
  Other accrued liabilities                                                          6,222            5,401
  Current portion of long-term debt                                                    160              152
                                                                                  --------         --------
      Total current liabilities                                                     43,084           56,165
Long-term debt                                                                      27,214           27,339
Deferred income taxes                                                               14,296           13,880
                                                                                  --------         --------
      Total liabilities                                                             84,594           97,384
                                                                                  --------         --------
Commitments and contingencies                                                         --               --
                                                                                  --------         --------

Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized; 9,084,202 and
    9,083,452 shares issued and outstanding
    in 1999 and 1998, respectively                                                      91               91
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 6,150,118 shares issued and outstanding
    in 1999 and 1998                                                                    61               61
  Additional paid-in capital                                                        31,499           31,493
  Retained earnings                                                                 93,244           83,775
                                                                                  --------         --------
      Total stockholders' equity                                                   124,895          115,420
                                                                                  --------         --------
      Total liabilities and stockholders' equity                                  $209,489         $212,804
                                                                                  ========         ========


         The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                  Three Months Ended       Six Months Ended
                                                       June 30,               June 30,
                                                   1999        1998        1999        1998
                                                 --------    --------    --------    --------
Net sales                                        $ 97,577    $112,253    $201,445    $237,371

Cost of goods sold (exclusive of depreciation
   and amortization shown separately below)        81,783      95,072     169,143     201,713

Lower of cost-or-market inventory writedowns         --         2,424       1,800       2,424
                                                 --------    --------    --------    --------

    Gross profit                                   15,794      14,757      30,502      33,234

Selling, general and administrative expenses        4,443       3,623       8,702       7,232

Depreciation and amortization                       2,880       2,674       5,697       5,304
                                                 --------    --------    --------    --------

    Operating income                                8,471       8,460      16,103      20,698

Interest expense, net                                 314         845         830       1,826
                                                 --------    --------    --------    --------

    Income before income taxes                      8,157       7,615      15,273      18,872

Provision for income taxes                          3,100       2,894       5,804       7,172
                                                 --------    --------    --------    --------

    Net income                                   $  5,057    $  4,721    $  9,469    $ 11,700
                                                 ========    ========    ========    ========
Earnings per share:

   Basic                                         $   0.33    $   0.31    $   0.62    $   0.77
                                                 ========    ========    ========    ========
   Diluted                                       $   0.33    $   0.30    $   0.62    $   0.75
                                                 ========    ========    ========    ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                      Six Months Ended June 30,
                                                                        1999            1998
                                                                      --------        ---------
Operating activities:
     Net income                                                       $  9,469        $ 11,700
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                    5,697           5,304
        Deferred income tax (benefit) expense                             (433)            591
        Lower of cost-or-market inventory writedowns                     1,800           2,424
        Changes in assets and liabilities:
           (Increase) decrease in receivables                           (3,442)            690
           Decrease (increase) in inventories                           23,479          (1,470)
           (Decrease) in accounts payable                              (12,708)        (12,501)
           (Decrease) increase in accrued liabilities                     (381)          1,379
           Other, net                                                   (3,124)            189
                                                                      --------        --------
                Net cash provided by operating activities               20,357           8,306
                                                                      --------        --------

Investing activities:
     Expenditures for property, plant and equipment                    (11,909)         (6,143)
                                                                      --------        --------
               Net cash (used in) investing activities                 (11,909)         (6,143)
                                                                      --------        --------

Financing activities:
     Revolving credit facility borrowings, net                            --               926
     Equipment financing                                                  --             2,000
     Principal payments on long-term debt                                 (117)         (5,108)
     Issuance of common stock - options exercised                            6             930
                                                                      --------        --------
               Net cash (used in) financing activities                    (111)         (1,252)
                                                                      --------        --------

Net increase in cash and cash equivalents                                8,337             911

Cash and cash equivalents, beginning of period                           9,200             924
                                                                      --------        --------

Cash and cash equivalents, end of period                              $ 17,537        $  1,835
                                                                      ========        ========

Supplemental disclosures:
     Interest and bank fees paid                                      $    321        $  1,095
                                                                      ========        ========

     Income taxes paid                                                $  7,159        $  4,561
                                                                      ========        ========


         The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.


1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of June 30, 1999, and December 31, 1998, the consolidated statement of income for the three and six months ended June 30, 1999 and 1998, and the consolidated statement of cash flows for the six months ended June 30, 1999 and 1998, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

         The accompanying financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for June 30, 1999 and 1998, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

         The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division of UNR Industries, Inc., including all the outstanding stock of Holco (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and structural pipe. The net purchase price was approximately $91.7 million after post-closing adjustments, of which $62 million was financed with the Bank Credit Facility (as hereinafter defined) and the remainder with cash. The Leavitt Acquisition was accounted for as a purchase.

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

                              CHASE INDUSTRIES INC.


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which was originally effective for years beginning after June 15, 1999. In June 1999, the FASB has issued Statement of Financial Accounting Standards No. 137 delaying the effective date of SFAS 133 by one year. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Management of the Company believes SFAS 133 will not have a material effect on its financial position or results of operations.

2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. In prior periods inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent years. During first quarter 1999, the Company recorded a non-cash inventory writedown of $1.8 million. This writedown was due to decreasing flat-rolled steel prices. During second quarter 1998, the Company recorded a non-cash inventory writedown of $2.4 million. The lower of cost-or-market writedown was caused by the June 1, 1998, 10-cent-per-pound reduction in the brass metal price.

         If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $2.7 million and $1.7 million lower at June 30, 1999, and December 31, 1998, respectively. Inventories consisted of the following (in thousands):

                                                      June 30,      December 31,
                                                        1999           1998
                                                      --------      ------------
         Raw materials                                $ 14,686        $ 33,657
         Work in progress                                6,605          10,174
         Finished goods                                 19,801          22,383
                                                      --------        --------
                                                        41,092          66,214
         Tolling metal due customers                      (595)           (438)
                                                      --------        --------
                                                      $ 40,497        $ 65,776
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

                              CHASE INDUSTRIES INC.


         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split effective June 6, 1998. Average shares are as follows:

                                       Three Months Ended
                        ------------------------------------------------
                             June 30, 1999            June 30, 1998
                        ----------------------    ----------------------
                          Shares        EPS         Shares        EPS
                        ----------    --------    ----------    --------
Basic                   15,234,260    $   0.33    15,223,213    $   0.31
Stock options               92,238        --         475,021       (0.01)
                        ----------    --------    ----------    --------
Diluted                 15,326,498    $   0.33    15,698,234    $   0.30
                        ==========    ========    ==========    ========


                                       Six Months Ended
                        ------------------------------------------------
                             June 30, 1999            June 30, 1998
                        ----------------------    ----------------------
                          Shares        EPS         Shares        EPS
                        ----------    --------    ----------    --------
Basic                   15,234,078    $   0.62    15,197,915    $   0.77
Stock options              108,062        --         414,256       (0.02)
                        ----------    --------    ----------    --------
Diluted                 15,342,140    $   0.62    15,612,171    $   0.75
                        ==========    ========    ==========    ========


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

         At June 30, 1999, and December 31, 1998, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

4.       COMMITMENTS AND CONTINGENCIES:

         Both CBCC and Leavitt are subject to certain contingent environmental liabilities. Because the development of final remediation plans with respect to such environmental conditions has not been completed, the Company currently is unable to estimate with any degree of certainty the total amount or range of amounts of cleanup costs associated therewith. However, it is reasonably possible that such costs may be material.

                             CHASE INDUSTRIES INC.


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

         Based on the aggregate sampling results currently available with respect to CBCC's site, interim remedial actions for a portion of the site were initiated in second quarter 1999 with completion anticipated prior to year end. Costs for the project presently are estimated at $3.1 million, which were recorded in second quarter 1999. Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company also recorded a corresponding $3.1 million receivable from BP.

         Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations and has performed certain activities in this regard, as discussed below BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement. To the extent CBCC funds cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes that it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, the Company expects no material impact on its financial condition, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

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

                             CHASE INDUSTRIES INC.


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

                              CHASE INDUSTRIES INC.


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

         Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Although the cleanup costs associated with the environmental conditions at the Hammond facility may be material, based on the results of sampling conducted in 1997 and discussions with the Indiana Department of Environmental Management, the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. The Hammond operations were relocated to Chicago in September 1997, and no operating activities currently are conducted at the Hammond location.

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

         The steel products segment is a leading producer of structural and mechanical steel tubing and structural pipe with two plants in Chicago, Illinois, and one plant in Jackson, Mississippi, employing approximately 400 people. Structural steel tubing is used in non-residential construction, farm equipment and other commercial applications. The mechanical steel tubing is used in a broad

                             CHASE INDUSTRIES INC.


range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Structural pipe is used for handrails, scaffolding and communications towers.

                             CHASE INDUSTRIES INC.


         Income and expenses not allocated to business segments include certain corporate expenses, interest expense and interest income. There are no intersegment sales. The business segment information is prepared consistent with the accounting policies outlined in Note 1, Significant Accounting Policies, except for income taxes which are recorded at the corporate level. Summarized segment information is as follows (in thousands):

                                                                  Three Months Ended
                                                            -------------------------------
                                                            June 30, 1999     June 30, 1998
                                                            -------------     -------------
Net sales:
  Brass Products                                              $   65,700        $   74,631
  Steel Products                                                  31,877            37,622
  Corporate                                                         --                --
                                                              ----------        ----------
     Total net sales                                          $   97,577        $  112,253
                                                              ==========        ==========

Operating income:
  Brass Products                                              $    8,057        $    7,211
  Steel Products                                                     819             1,389
  Corporate                                                         (405)             (140)
                                                              ----------        ----------
     Total operating income                                   $    8,471        $    8,460
                                                              ==========        ==========

Selected non-cash charges included in operating income
Lower of cost-or-market inventory writedown:
  Brass Products                                              $     --          $    2,424
  Steel Products                                                    --                --
  Corporate                                                         --                --
                                                              ----------        ----------
     Total lower of cost-or-market inventory writedown        $     --          $    2,424
                                                              ==========        ==========

                                                                    Six Months Ended
                                                            -------------------------------
                                                            June 30, 1999     June 30, 1998
                                                            -------------     -------------
Net sales:
  Brass Products                                              $  137,262        $  156,639
  Steel Products                                                  64,183            80,732
  Corporate                                                         --                --
                                                              ----------        ----------
     Total net sales                                          $  201,445        $  237,371
                                                              ==========        ==========

Operating income:
  Brass Products                                              $   17,176        $   16,791
  Steel Products                                                    (503)            4,077
  Corporate                                                         (570)             (170)
                                                              ----------        ----------
     Total operating income                                   $   16,103        $   20,698
                                                              ==========        ==========

Selected non-cash charges included in operating income
Lower of cost-or-market inventory writedowns:
  Brass Products                                              $     --          $    2,424
  Steel Products                                                   1,800              --
  Corporate                                                         --                --
                                                              ----------        ----------
     Total lower of cost-or-market inventory writedowns       $    1,800        $    2,424
                                                              ==========        ==========

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

         CBCC obtains approximately 80% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") had been four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since December 1994. In December 1997 the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. CBCC also purchases approximately 20% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through June 1999, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

                             CHASE INDUSTRIES INC.


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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999, Compared with Three Months Ended June 30, 1998

         Net sales decreased $14.7 million, or 13.1%, to $97.6 million in second quarter 1999 from $112.3 million in second quarter 1998. The decrease was due to lower metal prices and shipments. Net sales declined due to a 12% reduction in the average Metal Selling Price for brass rod from second quarter 1998 as well as lower steel tube prices. Steel tubing prices declined primarily due to the substantial increase in low-priced imported steel.

         The Company recorded a non-cash lower of cost-or-market inventory writedown of $2.4 million in second quarter 1998. The writedown was caused by decreasing Metal Selling Prices for brass rod.

         Gross profit, excluding the lower of cost-or-market inventory writedown in second quarter 1998, decreased $1.4 million, or 8.1%, to $15.8 million in second quarter 1999 from $17.2 million in second quarter 1998. The decrease in gross profit was due primarily to declining flat-rolled steel prices and competitive steel tubing price pressures, which have reduced steel tubing margins.

                             CHASE INDUSTRIES INC.


         Selling, general and administrative ("SG&A") expenses increased $0.8 million, or 22.6%, to $4.4 million in second quarter 1999 from $3.6 million in second quarter 1998. The increase was due to one-time benefits recorded last year for workers' compensation and the timing of professional fees.

         Depreciation and amortization increased $0.2 million, or 7.7%, to $2.9 million in second quarter 1999 from $2.7 million in second quarter 1998. The increase was primarily the result of increased depreciation from 1998 capital additions.

         As a result of the above factors, operating income of $8.5 million in second quarter 1999 was flat with second quarter 1998.

         Net interest expense decreased $0.5 million, or 62.8%, to $0.3 million in second quarter 1999 from $0.8 million in second quarter 1998, primarily as a result of the repayment of long-term debt over the twelve months ending June 30, 1999, totaling $16.7 million.

         As a result of the above factors, net income increased $0.3 million, or 7.1%, to $5.1 million in second quarter 1999 from $4.7 million in second quarter 1998. Diluted earnings per share increased to $0.33 in second quarter 1999 from $0.30 in second quarter 1998. Second quarter last year included a writedown of inventory to the lower of cost-or-market totaling $1.5 million after taxes, or 10 cents per diluted share.

Six Months Ended June 30, 1999, Compared with Six Months Ended June 30, 1998

         Net sales decreased $35.9 million, or 15.1%, to $201.4 million in 1999. Net sales declined partially as a result of a 16% reduction in the average Metal Selling Price for brass rod from first half 1998. The remaining decline in net sales was due to lower steel tube shipments and declines in steel tube prices. Steel tubing shipments decreased due to lower demand from agricultural and construction equipment manufacturers and due to inventory reductions by the Steel Service Centers.

         The Company recorded non-cash lower of cost-or-market inventory writedowns totaling $1.8 million for the six months ended June 30, 1999 and $2.4 million for the six months ended June 30, 1998. The 1999 writedown was due to the decreasing prices of flat-rolled steel and steel tubing. The 1998 writedown was discussed above.

         Gross profit for the six months ended June 30, 1999, excluding lower of cost-or-market inventory writedowns, decreased $3.4 million, or 9.4%, to $32.3 million from 1998. Gross profit was adversely effected by declining flat-rolled steel prices and competitive steel tubing price pressures, which have reduced steel tubing margins.

         SG&A expenses increased $1.5 million, or 20.3%, to $8.7 million for the six months ended June 30, 1999. The increase was partly due to higher due diligence costs related to investigating potential acquisitions that were not consummated. Also, the increase was due to one-time benefits recorded last year for workers' compensation and the timing of professional fees.

                             CHASE INDUSTRIES INC.


         Depreciation and amortization increased $0.4 million, or 7.4%, to $5.7 million due to 1998 capital additions.

         As a result of the above factors, operating income, excluding lower of cost-or-market inventory writedowns, decreased $5.2 million, or 22.6%, to $17.9 million for the six months ended June 30, 1999, compared with 1998.

         Net interest expense decreased $1.0 million, or 54.6%, to $0.8 million in second quarter 1999 from $1.8 million in second quarter 1998, primarily as a result of the repayment of long-term debt over the twelve months ending June 30, 1999, totaling $16.7 million.

         As a result of the above factors, net income excluding lower of cost-or-market inventory writedowns decreased $2.6 million, or 19.8%, to $10.6 million for the six months ended June 30, 1999. Diluted earnings per share, excluding lower of cost-or-market inventory writedowns, decreased to $0.69 per diluted share for the six months ended June 30, 1999, compared with $0.85 per diluted share in 1998. After the inventory writedowns, net income was $9.5 million, or $0.62 per diluted share, a decrease of 19.1% from 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

         At June 30, 1999, cash and cash equivalents totaled $17.5 million increasing from $9.2 million at year end 1998. Total debt at June 30, 1999, was $27.4 million compared with $27.5 million at year end 1998.

Working Capital

         At June 30, 1999, working capital was $55.4 million, a $0.7 million, or 1.3%, increase from $54.7 million at December 31, 1998. A decrease in inventory of $25.3 million, or 38.4%, was offset by increases in cash and cash equivalents of $8.3 million, or 90.6%, and accounts receivable of $3.4 million, or 11.4%, and decreases in accounts payable of $12.7 million, or 30.7%.

         The decline in inventory and accounts payable was the result of timing of metal purchases and management's efforts to reduce inventory levels. The increase in accounts receivable was due primarily to an increase in net sales in second quarter 1999 compared to fourth quarter 1998. The Company's shipments are typically lower in December due to customer shutdowns.

         The Company's current ratio was 2.29 at June 30, 1999, compared to 1.97 at December 31, 1998.

                             CHASE INDUSTRIES INC.


Cash Flow Provided by Operating Activities

         For the six months ended June 30, 1999, net cash provided by operating activities was $20.4 million, which included net income of $9.5 million and depreciation and amortization of $5.7 million. There was a decrease in working capital, excluding cash, debt and deferred taxes, of $8.5 million.

         For the six months ended June 30, 1998, net cash provided by operating activities was $8.3 million, which included net income of $11.7 million and depreciation and amortization of $5.3 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $9.5 million.

Cash Flow (Used in) Investing Activities

         Capital expenditures were $11.9 million for the six months ended June 30, 1999, and $6.1 million for the six months ended June 30, 1998. Capital expenditures in 1999 primarily related to construction costs for the new CBCC foundry discussed below. Capital expenditures in 1998 primarily included installation costs for three new billet heaters.

Cash Flow (Used in) Financing Activities

         Cash used in financing activities of $111,000 for the six months ended June 30, 1999, consisted primarily of principal payments on long-term debt.

         Cash used in financing activities of $1.3 million for the six months ended June 30, 1998, consisted of the net repayments of long-term debt totaling $4.2 million, proceeds of $2.0 million received in conjunction with the lease of billet heating equipment and $930,000 from the issuance of common stock for stock options exercised.

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

         Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 5.4% and 5.7% at June 30, 1999, and December 31, 1998, respectively.

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

         As of June 30, 1999, $7 million was outstanding under the Term Loan and no amounts were outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $40 million as of June 30, 1999.

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

                             CHASE INDUSTRIES INC.


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

         Based on the Company's assessments to date of its Year 2000 risk and for other business purposes as well, CBCC implemented modifications to its management information systems in years 1995 through 1997, including the conversion of its management information processing software to new software. In 1998, the Company conducted extensive testing of the software, including transactions scheduled to occur after the beginning of 2000, and determined that the software was not completely Year 2000 compliant. As a result, the software vendor has issued an upgraded release of the software and this upgraded software was installed in second quarter 1999 and is currently in use. The Company tested the upgraded software, including transactions occurring in 2000 and beyond, and believes that the upgraded software is Year 2000 compliant. Therefore, the Company has not established Year 2000 contingency plans with respect to CBCC's management information systems.

         Leavitt's management information systems are not currently Year 2000 compliant. For this and other business reasons, Leavitt is in the process of converting to new software, which has been represented as Year 2000 compliant and which management believes also will assist in improved management of the business. The Company projects capital expenditures for the systems implementation will be approximately $2.5 million. Although substantial conversion tasks have been completed, the entire conversion to the new enterprise-wide software may not be complete by year end 1999. The Company currently is evaluating the feasibility and cost of contingency plans, including modifications to Leavitt's existing management information systems to enable them to operate in 2000 or interface with the new system until the conversion is complete. This project is being funded from internal funds, and a substantial portion of the projected expenditures has been spent or committed. Testing of the software for Year 2000 compliance will occur as the systems are implemented.

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

                             CHASE INDUSTRIES INC.


The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would do so if a specific problem is identified. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

         The Company has conducted evaluations of operating systems in its internal manufacturing processes and instrumental control functions and expects to bring those systems into Year 2000 compliance, if they are not already Year 2000 compliant, by year end 1999. Consequently, the Company has not established contingency plans to deal with Year 2000 issues with respect to these processes and functions. However, if this assessment changes, the Company will establish contingency plans as deemed necessary.

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

              CBCC. After the CBCC Acquisition, BP conducted initial site investigation activities at CBCC's manufacturing facility in an effort to determine the extent of contamination and appropriate cleanup methods. After reviewing the results of that investigation, CBCC determined that additional sampling was necessary to more fully delineate the extent and magnitude of contamination, to establish appropriate cleanup standards and to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. CBCC has substantially concluded the additional sampling that it believes is necessary.

         Based on the aggregate sampling results, CBCC completed an interim remediation for a portion of the site in 1998 and has initiated additional interim remedial actions for other portions of the site in 1999. In connection with these current activities, CBCC is conducting additional sampling of certain areas of the site on which the interim actions are taking place.

                             CHASE INDUSTRIES INC.


         The results of the initial sampling conducted by BP, the additional sampling conducted (and to be conducted) by CBCC and input from the Ohio EPA are being (and will be) used to develop a comprehensive remediation plan for the site. Until the completion of these additional interim and investigatory activities and the development of a remedial plan for the site, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith. The costs of the 1999 interim actions presently are estimated at $3.1 million, which was recorded in second quarter 1999. Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company also recorded a corresponding $3.1 million receivable from BP.

         Because the development of a comprehensive remediation action plan (the "RAP") for CBCC's site is not yet complete, the Company presently is unable to estimate with any degree of certainty the amount of cleanup costs associated with execution of the RAP, although such costs may be material. Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as discussed below under "Contingencies - Legal Proceedings" BP and CBCC currently are involved in litigation regarding, among other things, BP's obligations under the Remediation Agreement and CBCC Purchase Agreement. To the extent CBCC funds cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material effect on the Company's financial condition, results of operations or liquidity. Additionally, the Company expects no material impact on its financial condition, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

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

                             CHASE INDUSTRIES INC.


         Leavitt has engaged an independent consultant to evaluate appropriate actions to be taken with regard to the groundwater at Hammond in order to receive a closure letter from the IDEM. The consultant completed its review and analysis of the Hammond facility and recommended additional on-site investigation and further discussions with the IDEM. The consultant's recommendations have been forwarded to the IDEM, and Leavitt is in discussions with the IDEM to determine appropriate actions to be taken. Until these actions are determined and carried out, the Company will be unable to determine what, if any, remedial activities may be required at the Hammond facility. Although the cleanup costs associated with the environmental conditions at the Hammond facility may be material, based on the results of the 1997 sampling and discussions with the IDEM the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond facility, ROHN Industries, Inc. (formerly UNR Industries, Inc.) is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond facility) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate (approximately $140,000 have been incurred for various matters). In addition, to the extent the contamination at the Hammond facility is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

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

CONTINGENCIES - LEGAL PROCEEDINGS

         As discussed in Note 4 of Notes to Consolidated Financial Statements included in Item 1. and as referred to in Part II, Item 1 Legal Proceedings, the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term, and believes that judgement against the

                             CHASE INDUSTRIES INC.


Company and CBCC would not have a material effect on the Company's financial condition, results of operations or liquidity.

SAFE HARBOR

         This document contains forward looking statements regarding the operations of the Company and the industries in which it operates. These statements are identified by the use of words such as "believe," expects," "anticipates," "will," "should" and other words referring to events to occur in the future. Management uses estimates and assumptions in forming the basis for such forward looking statements. Such estimates and assumptions, including forecasts regarding demand and pricing for the Company's products, are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated, as described in forward looking statements. Actual results will be affected by general economic and industry conditions in the end use markets for the Company's products as well as the impact of competitive products and pricing, including without limitation the impact of imports. Foreign economic activity and the relationship of the U. S. dollar to other currencies also affect import levels and exports of U. S. manufactured products containing parts made from brass rod and steel tube. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 25, 1999, for the purpose of electing a board of directors, ratifying the appointment of independent accountants and transacting such other business as properly came before the meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         All of management's nominees for directors as listed in the Proxy Statement dated April 2, 1999, were elected with the following vote:

                                        Shares Voted "For"          Shares "Withheld"           Broker Non-Votes
                                        ------------------          -----------------           ----------------
Martin V. Alonzo                            7,275,729                    16,036                       -0-
Raymond E. Cartledge                        7,275,954                    15,811                       -0-
Charles E. Corpening                        7,274,604                    17,161                       -0-
Donald J. Donahue                           7,275,854                    15,911                       -0-
John R. Kennedy                             7,275,854                    15,911                       -0-
Thomas F. McWilliams                        7,274,154                    17,611                       -0-
William R. Toller                           7,275,104                    16,661                       -0-

         The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

     Share Voted "For"            Shares Voted "Against"           Shares Abstaining            Broker Non-Votes
     -----------------            ----------------------           -----------------            ----------------
         7,281,416                        7,299                          3,050                        -0-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBITS

          3.1      --      Restated Certificate of Incorporation of the Company
                           (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998), as amended by the Certificate of First Amendment to the Company's
                           Restated Certificate

                             CHASE INDUSTRIES INC.


                           of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14, 1997) and Certificate of Second Amendment to the Company's Restated Certificate of Incorporation, (incorporated by reference to Exhibit
                           3.2 to the Company's Current Report on Form 8-K dated May 26, 1998).

          3.2      --      By-Laws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange
                           Commission on November 3, 1994, Registration No.
                           33-83178).

          4.1      --      Specimen Common Stock Certificate (incorporated by
                           reference to Exhibit 4.1 to the Company's
                           Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3,
                           1994, Registration No. 33-83178).

          4.2      --      Exchange Agreement dated November 4, 1994, between
                           the Company and Citicorp Venture Capital Ltd. ("CVC")
                           (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated
                           December 9, 1994, Registration No. 33-87278).

          4.3      --      Voting Agreement dated November 4, 1994, between the
                           Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                           (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated
                           December 9, 1994, Registration No. 33-87278).

        +27        --      Financial Data Schedule (EDGAR filing only).

-------------
+ Filed herewith

    (b)   REPORTS ON FORM 8-K

          No Current Report on Form 8-K was filed by the Company during the second quarter of 1999.

                              CHASE INDUSTRIES INC.


                                S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                            CHASE INDUSTRIES INC.


Date: August 4, 1999                        By: /s/ MICHAEL T. SEGRAVES
                                                --------------------------------
                                                Michael T. Segraves
                                                Vice President
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                Principal Financial Officer)

                                INDEX TO EXHIBITS


        Exhibit
          No.                                   Description
        -------                                 -----------
          3.1      --      Restated Certificate of Incorporation of the Company
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 1998), as amended by the
                           Certificate of First Amendment to the Company's
                           Restated Certificate of Incorporation (incorporated
                           by reference to Exhibit 3.2 to the Company's Current
                           Report on Form 8-K dated May 14, 1997) and
                           Certificate of Second Amendment to the Company's
                           Restated Certificate of Incorporation, (incorporated
                           by reference to Exhibit 3.2 to the Company's Current
                           Report on Form 8-K dated May 26, 1998).

          3.2      --      By-Laws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement
                           on Form S-1 as filed with the Securities and Exchange
                           Commission on November 3, 1994, Registration No.
                           33-83178).

          4.1      --      Specimen Common Stock Certificate (incorporated by
                           reference to Exhibit 4.1 to the Company's
                           Registration Statement on Form S-1 as filed with the
                           Securities and Exchange Commission on November 3,
                           1994, Registration No. 33-83178).

          4.2      --      Exchange Agreement dated November 4, 1994, between
                           the Company and Citicorp Venture Capital Ltd. ("CVC")
                           (incorporated by reference to Exhibit 4.4 to the
                           Company's Registration Statement on Form S-8 dated
                           December 9, 1994, Registration No. 33-87278).

          4.3      --      Voting Agreement dated November 4, 1994, between the
                           Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                           (incorporated by reference to Exhibit 4.5 to the
                           Company's Registration Statement on Form S-8 dated
                           December 9, 1994, Registration No. 33-87278).

        +27        --      Financial Data Schedule (EDGAR filing only).

-------------
+ Filed herewith