Form 10-Q
period 1999-09-30
CHASE INDUSTRIES INC
filed 1999-11-15
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 x              Quarterly Report Pursuant to Section 13 or 15(d)
---                  of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
---                  of the Securities Exchange Act of 1934
                   For the transition period from ____ to ____

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


                         YES   x             NO
                              ---               ---


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 9, 1999.............9,084,877
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF NOVEMBER 9, 1999...6,150,118*


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

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION


                                                                                                              Page
                                                                                                              ----
Item 1.           Financial Statements (Unaudited):


                  Consolidated Balance Sheet as of September 30, 1999
                           and December 31, 1998.................................................................3

                  Consolidated Statement of Income for the Three and Nine Months Ended
                           September 30, 1999 and 1998...........................................................4

                  Consolidated Statement of Cash Flows for the Nine Months Ended
                           September 30, 1999 and 1998...........................................................5

                  Notes to Consolidated Financial Statements.....................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................14



                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.............................................................................25

Item 6.           Exhibits and Reports on Form 8-K..............................................................25

                  Signature.....................................................................................27

                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                              September 30,           December 31,
                                                                                  1999                   1998
                                                                           -------------------    -------------------

                                                     ASSETS
Current assets:
   Cash and cash equivalents                                                   $      11,252          $        9,200
   Receivables, net of allowance for doubtful accounts and claims of $1,212
    and $1,060 in 1999 and 1998, respectively                                          37,388                 30,180
   Inventories                                                                         42,264                 65,776
   Prepaid expenses                                                                       942                    698
   Deferred income taxes                                                                5,922                  4,982
                                                                                -------------          -------------
      Total current assets                                                             97,768                110,836
Property, plant and equipment, net                                                    111,416                 97,152
Other assets                                                                            7,012                  4,816
                                                                                -------------          -------------
      Total assets                                                              $     216,196          $     212,804
                                                                                =============          =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $      31,759          $      41,399
   Accrued compensation and benefits                                                    7,343                  7,017
   Accrued income taxes                                                                 1,062                  2,196
   Other accrued liabilities                                                            5,012                  5,401
   Current portion of long-term debt                                                      160                    152
                                                                                -------------          -------------
      Total current liabilities                                                        45,336                 56,165
Long-term debt                                                                         27,214                 27,339
Deferred income taxes                                                                  14,454                 13,880
                                                                                -------------          -------------
      Total liabilities                                                                87,004                 97,384
                                                                                -------------          -------------
Commitments and contingencies                                                              --                     --
                                                                                -------------          -------------

Stockholders' equity:
   Common stock, $.01 par value, 36,310,000 shares authorized; 9,084,877 and
     9,083,452 shares issued and outstanding in 1999 and 1998, respectively                91                     91
   Nonvoting common stock, $.01 par value, 12,300,000 shares authorized;
     6,150,118 shares issued and outstanding in 1999 and 1998                              61                     61
   Additional paid-in capital                                                          31,504                 31,493
   Retained earnings                                                                   97,536                 83,775
                                                                                -------------          -------------
      Total stockholders' equity                                                      129,192                115,420
                                                                                -------------          -------------
      Total liabilities and stockholders' equity                                $     216,196          $     212,804
                                                                                =============          =============



The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                      1999       1998       1999       1998
                                                     -------    -------   --------   --------

Net sales                                           $ 94,461   $102,580   $295,906   $339,951

Cost of goods sold (exclusive of depreciation and
   amortization shown separately below)               79,763     89,474    248,906    291,187

Lower of cost-or-market inventory writedowns              --      1,000      1,800      3,424
                                                    --------   --------   --------   --------

   Gross profit                                       14,698     12,106     45,200     45,340

Selling, general and administrative expenses           4,740      4,155     13,442     11,387

Depreciation and amortization                          2,979      2,734      8,676      8,038
                                                    --------   --------   --------   --------

   Operating income                                    6,979      5,217     23,082     25,915

Interest expense, net
                                                          56        779        886      2,605
                                                    --------   --------   --------   --------

   Income before income taxes                          6,923      4,438     22,196     23,310

Provision for income taxes                             2,631      1,686      8,435      8,858
                                                    --------   --------   --------   --------

   Net income                                       $  4,292   $  2,752   $ 13,761   $ 14,452
                                                    ========   ========   ========   ========

Earnings per share:

   Basic                                            $   0.28   $   0.18   $   0.90   $   0.95
                                                    ========   ========   ========   ========

   Diluted                                          $   0.28   $   0.18   $   0.90   $   0.93
                                                    ========   ========   ========   ========






The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                   Nine Months Ended September 30,
                                                                        1999              1998
                                                                   -------------     -------------
Operating activities:
                                                                    $    13,761      $    14,452
    Net income
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                     8,676            8,038
        Deferred income tax (benefit) expense                              (366)           1,717
        Lower of cost-or-market inventory writedowns                      1,800            3,424
        Changes in assets and liabilities:
          (Increase) decrease in receivables                             (7,208)           2,095
          Decrease in inventories                                        21,712            5,844
          (Decrease) in accounts payable                                 (9,640)         (12,080)
          (Decrease) increase in accrued liabilities                     (1,197)             434
          Other, net                                                     (2,916)            (422)
                                                                    -----------      -----------
              Net cash provided by operating activities                  24,622           23,502
                                                                    -----------      -----------

Investing activities:
    Expenditures for property, plant and equipment                      (22,464)          (9,527)
                                                                    -----------      -----------
              Net cash (used in) investing activities                   (22,464)          (9,527)
                                                                    -----------      -----------

Financing activities:
    Revolving credit facility repayments, net                                --           (3,578)
    Equipment financing                                                      --            2,000
    Principal payments on long-term debt                                   (117)         (13,108)
    Issuance of common stock - options exercised                             11              945
                                                                    -----------      -----------
              Net cash (used in) financing activities                      (106)         (13,741)
                                                                    -----------      -----------

Net increase in cash and cash equivalents                                 2,052              234

Cash and cash equivalents, beginning of period                            9,200              924
                                                                    -----------      -----------

Cash and cash equivalents, end of period                            $    11,252      $     1,158
                                                                    ===========      ===========

Supplemental disclosures:

    Interest and bank fees paid                                     $       443      $     1,442
                                                                    ===========      ===========

    Income taxes paid                                               $     9,875      $     5,563
                                                                    ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.

1.   SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of September 30, 1999, and December 31, 1998, the consolidated statement of income for the three and nine months ended September 30, 1999 and 1998, and the consolidated statement of cash flows for the nine months ended September 30, 1999 and 1998, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt.

     The accompanying financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for September 30, 1999 and 1998, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

     The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. This quarterly report on Form 10-Q should be read in conjunction with the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                              CHASE INDUSTRIES INC.



     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which was originally effective for years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 delaying the effective date of SFAS 133 by one year. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Management of the Company believes SFAS 133 will not have a material effect on its financial position or results of operations.

2.   INVENTORIES:

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. In prior periods inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent years. During first quarter 1999, the Company recorded a non-cash inventory writedown of $1.8 million. This writedown was due to decreasing flat-rolled steel prices. During 1998, the Company recorded non-cash inventory writedowns due to decreasing flat-rolled steel prices and reductions in the brass metal price.

     If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $2.0 million and $1.7 million lower at September 30, 1999, and December 31, 1998, respectively. Inventories consisted of the following (in thousands):


                                September 30,      December 31,
                                    1999                1998
                                -------------      -------------
Raw materials                   $      18,307      $      33,657
Work in progress                        6,897             10,174
Finished goods                         18,006             22,383
                                -------------      -------------
                                       43,210             66,214
Tolling metal due customers              (946)              (438)
                                -------------      -------------
                                $      42,264      $      65,776
                                =============      =============


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

                              CHASE INDUSTRIES INC.

     The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share, adjusted for the three-for-two stock split effective June 6, 1998. Average shares are as follows:


                              Three Months Ended September 30,
                              --------------------------------
                             1999                          1998
                             ----                          ----
                    Shares          EPS          Shares           EPS
                  ----------     ----------     ----------     ----------

Basic             15,234,490     $     0.28     15,232,908     $     0.18
Stock options         89,935             --        312,381             --
                  ----------     ----------     ----------     ----------
Diluted           15,324,425     $     0.28     15,545,289     $     0.18
                  ==========     ==========     ==========     ==========


                              Nine Months Ended September 30,
                              -------------------------------
                             1999                          1998
                             ----                          ----
                    Shares          EPS          Shares           EPS
                  ----------     ----------     ----------     ----------

Basic             15,234,217     $     0.90     15,209,719     $     0.95
Stock options        102,350             --        376,602          (0.02)
                  ----------     ----------     ----------     ----------
Diluted           15,336,567     $     0.90     15,586,321     $     0.93
                  ==========     ==========     ==========     ==========


     All shares of Common Stock and Nonvoting Common Stock are identical, except that holders of Nonvoting Common Stock have no voting rights. Shares of Nonvoting Common Stock may be converted, at the option of the holder, into Common Stock on a share-for-share basis, except to the extent that the holder of the Nonvoting Common Stock is restricted from obtaining certain ownership levels in the Company pursuant to the Small Business Investment Act of 1958 and the Bank Holding Company Act of 1956.

     At September 30, 1999, and December 31, 1998, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

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

                              CHASE INDUSTRIES INC.

     CBCC. Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that the site upon which CBCC's manufacturing facility is located has been contaminated with certain volatile organic compounds ("VOC's") as well as total petroleum hydrocarbons and certain metals from historical operating practices. In connection with the CBCC acquisition, the Company and BP entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility. BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

     Interim remedial actions for a portion of CBCC's site were initiated in second quarter 1999 with completion anticipated during first quarter 2000. Costs for the project originally were estimated at $3.1 million and were recorded in second quarter 1999. Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company also recorded a corresponding $3.1 million receivable from BP in second quarter 1999. However, the results of sampling conducted in third quarter 1999 as part of these interim remedial actions indicate the presence of VOC's that were not covered by the initial scope of the interim actions. CBCC is conducting additional sampling to complete the delineation of contamination in those areas. The results of this additional sampling will be used to determine appropriate cleanup standards, evaluate available remedial options and develop modifications to these interim remediation activities. Until these actions are completed, the Company cannot estimate with any degree of certainty the amount of cleanup costs associated with the implementation of these interim remedial activities. Therefore, no additional costs for these interim remedial activities were recorded in third quarter 1999.

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

     The Company notified BP in third quarter 1999 that amounts payable by the Company under the $20 million promissory note issued to BP in connection with the CBCC Acquisition (the "BP Note"), which matured August 24, 1999, were being offset against damages incurred by the Company, including cleanup costs incurred by CBCC, as a result of, among other things, the environmental condition of CBCC's site. To the extent CBCC has incurred, or incurs future cleanup costs with respect to the investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP to the extent such costs exceed amounts recouped as a result of the offset against the BP Note. The amounts the Company has claimed are owed by BP to the Company are described in the Answer and Counterclaim discussed below.

                              CHASE INDUSTRIES INC.

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

     In addition, under the BP Note, interest was payable on August 24 of each year from and after August 24, 1996, until the BP Note matured on August 24, 1999. The interest due and payable on each of August 24, 1999, 1998 and 1997, was $1,856,000, which amount the Company also offset against the receivable from BP. Plaintiffs also seek money judgment against the Company for payment of accrued interest under the BP Note.

     Plaintiffs also have asserted that, as a result of the Company's failure to pay interest due and payable under the BP Note, the Company was in default under the BP Note and seek recovery of the $20 million principal amount of the BP Note. On April 6, 1998, the Company filed an Answer and Counterclaim (the "Answer and Counterclaim") disputing the allegations set forth in the Complaint and asserting a counterclaim seeking recovery from BP of an unspecified amount of damages resulting

                              CHASE INDUSTRIES INC.

from BP's breach of representations, warranties and covenants contained in the CBCC Purchase Agreement and amounts owed under the Remediation Agreement. The Answer and Counterclaim also seeks to enforce a prior settlement agreement between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and seeks a declaratory judgement confirming the Company's entitlement to offset amounts owed by BP and Old Chase against amounts payable under the BP Note. On June 8, 1998, plaintiffs filed a Reply to Counterclaim in response to the Answer and Counterclaim. In plaintiffs' Reply to Counterclaim, plaintiffs deny any breach by BP of any representations, warranties or covenants contained in the CBCC Purchase Agreement or the Remediation Agreement and deny the existence of any prior settlement agreement reached between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement.

     Although the Company disputes the plaintiffs' allegations, the Company believes that, even if plaintiffs were to prevail in their positions as set forth in the Complaint, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. As of the August 24, 1999, due date of the BP Note, the Company offset accrued and unpaid interest and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. However, for financial statement reporting purposes, pursuant to Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 125"), the Company continues to record the full principal balance of the BP Note as a liability. SFAS 125 requires that in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor or judicially. As the BP Note is subject to determination in litigation, the Company has maintained the debt on its books and continues to accrue interest at 9.28%. The amount of the BP Note continues to be classified as long-term by the Company.

     Discovery is proceeding in this case, and it currently is scheduled for trial in September 2000.

     Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Leavitt has submitted a request to the Indiana Department of Environmental Management ("IDEM") for guidance in addressing the environmental conditions at the Hammond facility. Although the cleanup costs associated with this matter may be material, based on the results of sampling conducted in 1997 and discussions with independent consultants and the IDEM, the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond facility appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond facility. The Hammond operations were relocated to Chicago in September 1997, and no operating activities currently are conducted at the Hammond location.

                              CHASE INDUSTRIES INC.

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


                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                               1999           1998
                                                            ----------     ----------
Net sales:
  Brass products                                            $  65,485      $  68,207
  Steel products                                               28,976         34,373
  Corporate                                                        --             --
                                                            ---------      ---------
     Total net sales                                        $  94,461      $ 102,580
                                                            =========      =========

Operating income:
  Brass products                                            $   7,252      $   5,771
  Steel products                                                  372           (254)
  Corporate                                                      (645)          (300)
                                                            ---------      ---------
     Total operating income                                 $   6,979      $   5,217
                                                            =========      =========

Selected non-cash charges included in operating income
Lower of cost-or-market inventory writedown:
  Brass products                                            $      --      $      --
  Steel products                                                   --          1,000
                                                            ---------      ---------
     Total lower of cost-or-market inventory writedown      $      --      $   1,000
                                                            =========      =========

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                               1999           1998
                                                            ----------     ---------
Net sales:
  Brass products                                            $ 202,747      $ 224,847
  Steel products                                               93,159        115,104
  Corporate                                                        --             --
                                                            ---------      ---------
     Total net sales                                        $ 295,906      $ 339,951
                                                            =========      =========

Operating income:
  Brass products                                            $  24,428      $  22,562
  Steel products                                                 (131)         3,823
  Corporate                                                    (1,215)          (470)
                                                            ---------      ---------
     Total operating income                                 $  23,082      $  25,915
                                                            =========      =========

Selected non-cash charges included in operating income
Lower of cost-or-market inventory writedowns:
  Brass products                                            $      --      $   2,424
  Steel products                                                   --          1,000
                                                            ---------      ---------
     Total lower of cost-or-market inventory writedowns     $   1,800      $   3,424
                                                            =========      =========

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

     CBCC obtains approximately 80% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") had been four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since December 1994. In December 1997, the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. The difference between the Metal Selling Price and the Metal Buying Price was increased to eight cents per pound in September 1999. CBCC also purchases approximately 20% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through September 1999, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

                              CHASE INDUSTRIES INC.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999, Compared with Three Months Ended September 30, 1998

     Net sales decreased $8.1 million, or 7.9%, to $94.5 million in third quarter 1999 from $102.6 million in third quarter 1998. The decrease was due to lower steel tubing prices and shipments. Steel tubing prices decreased along with flat-rolled steel prices, which were affected by lower-priced foreign imports.

     There were no inventory writedowns recorded in third quarter 1999. The Company recorded a non-cash lower of cost-or-market inventory writedown of $1.0 million in third quarter 1998. The writedown was caused by decreasing flat-rolled steel prices.

     Gross profit, excluding the lower of cost-or-market inventory writedown in third quarter 1998, increased $1.6 million, or 12.2%, to $14.7 million in third quarter 1999 from $13.1 million in third quarter 1998. With near record brass rod shipments, overall profitability was favorably affected by improved unit profit margins. Margins improved because of the 1999 increases in the difference between the Metal Selling Price and the Metal Buying Price and improved profitability of brass purchased on the open market. Partially offsetting the increase were lower steel tube shipments and reduced steel tubing margins, which were due to declining flat-rolled steel prices and competitive steel tubing price pressures.

                              CHASE INDUSTRIES INC.

     Selling, general and administrative ("SG&A") expenses increased $0.5 million, or 11.9%, to $4.7 million in third quarter 1999 from $4.2 million in third quarter 1998. The increase primarily was due to higher consulting and professional fees.

     Depreciation and amortization increased $0.2 million, or 7.4%, to $2.9 million in third quarter 1999 from $2.7 million in third quarter 1998. The increase was primarily the result of increased depreciation from 1998 capital additions.

     As a result of the above factors, operating income, excluding the lower of cost-or-market inventory writedown, increased $0.8 million, or 12.9%, to $7.0 million for the three months ended September 30, 1999, compared with 1998.

     Net interest expense decreased $0.7 million, or 87.5%, to $0.1 million in third quarter 1999 from $0.8 million in third quarter 1998, primarily as a result of the repayment of long-term debt, increased interest income resulting from additional cash on hand and capitalizing $330,000 of interest expense on the construction of the new CBCC brass foundry.

     As a result of the above factors, net income increased $1.5 million, or 53.6%, to $4.3 million in third quarter 1999 from $2.8 million in third quarter 1998. Diluted earnings per share increased to $0.28 in third quarter 1999 from $0.18 in third quarter 1998. Third quarter last year included a writedown of inventory to the lower of cost-or-market totaling $0.6 million after taxes, or 4 cents per diluted share.

Nine Months Ended September 30, 1999, Compared with Nine Months Ended September 30, 1998

     Net sales decreased $44.0 million, or 12.9%, to $295.9 million in 1999. Net sales declined partially as a result of an 11% reduction in the average Metal Selling Price for brass rod. The remaining decline in net sales was due to lower steel tube shipments and declines in steel tube prices. Steel tubing shipments decreased due to inventory reductions by the Steel Service Centers and due to increased imports of tubing products and lower exports of agricultural and construction equipment, which contain steel tubing, all of which resulted from poor economic conditions in Asia and South America.

     The Company recorded non-cash lower of cost-or-market inventory writedowns totaling $1.8 million for the nine months ended September 30, 1999 and $3.4 million for the nine months ended September 30, 1998. The 1999 writedown, which was recorded in first quarter, was due to the decreasing prices of flat-rolled steel and steel tubing. The 1998 writedowns were caused by the June 1, 1998, 10-cent-per-pound reduction in the brass metal price and decreasing flat-rolled prices in third quarter 1998.

     Gross profit for the nine months ended September 30, 1999, excluding lower of cost-or-market inventory writedowns, decreased $1.8 million, or 3.7%, to $47.0 million from 1998. Gross profit was adversely affected by declining flat-rolled steel prices and competitive steel tubing price pressures, which have reduced steel tubing margins.

                              CHASE INDUSTRIES INC.

     SG&A expenses increased $2.1 million, or 18.6%, to $13.4 million for the nine months ended September 30, 1999. The increase was due to higher consulting and professional fees and one-time benefits recorded last year for workers' compensation.

     Depreciation and amortization increased $0.6 million, or 7.4%, to $8.7 million due to 1998 capital additions.

     As a result of the above factors, operating income, excluding lower of cost-or-market inventory writedowns, decreased $4.5 million, or 15.4%, to $24.9 million for the nine months ended September 30, 1999, compared with 1998.

     Net interest expense decreased $1.7 million, or 65.4%, to $0.9 million in third quarter 1999 from $2.6 million in third quarter 1998, primarily as a result of the repayment of long-term debt and capitalizing $600,000 of interest expense on the construction of the new CBCC brass foundry.

     As a result of the above factors, net income, excluding lower of cost-or-market inventory writedowns, decreased $1.7 million, or 10.2%, to $14.9 million for the nine months ended September 30, 1999. Diluted earnings per share, excluding lower of cost-or-market inventory writedowns, decreased to $0.97 per diluted share for the nine months ended September 30, 1999, compared with $1.06 per diluted share in 1998. After the inventory writedowns, net income was $13.8 million, or $0.90 per diluted share, a decrease of 4.8% from 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

     At September 30, 1999, cash and cash equivalents totaled $11.3 million increasing from $9.2 million at year end 1998. Total debt at September 30, 1999, was $27.4 million compared with $27.5 million at year end 1998.

Working Capital

     At September 30, 1999, working capital was $52.4 million, a $2.3 million, or 4.2%, decrease from $54.7 million at December 31, 1998. Increases in cash and cash equivalents of $2.1 million, or 22.8%, and accounts receivable of $7.2 million, or 23.8%, and a decrease in accounts payable of $9.6 million, or 23.2%, were offset by a decrease in inventory of $23.5 million, or 35.7%.

     The decline in inventory and accounts payable was the result of timing of metal purchases and management's efforts to reduce inventory levels. The increase in accounts receivable was due primarily to an increase in net sales in third quarter 1999 compared to fourth quarter 1998. The Company's shipments are typically lower in December due to customer shutdowns.

     The Company's current ratio was 2.16 at September 30, 1999, compared to
1.97 at December 31, 1998.

                              CHASE INDUSTRIES INC.

Cash Flow Provided by Operating Activities

     For the nine months ended September 30, 1999, net cash provided by operating activities was $24.6 million, which included net income of $13.8 million and depreciation and amortization of $8.7 million. There was a decrease in working capital, excluding cash, debt and deferred taxes, of $5.2 million from December 31, 1998.

     For the nine months ended September 30, 1998, net cash provided by operating activities was $23.5 million, which included net income of $14.5 million and depreciation and amortization of $8.0 million. At September 30, 1998, working capital, excluding cash, debt and deferred taxes, was $56.8 million which was flat with $56.7 million at December 31, 1997.

Cash Flow (Used in) Investing Activities

     Capital expenditures were $22.5 million for the nine months ended September 30, 1999, and $9.5 million for the nine months ended September 30, 1998. Capital expenditures in 1999 primarily related to construction costs for the new CBCC foundry discussed below. Capital expenditures in 1998 primarily included installation costs for three new billet heaters and initial costs for the new foundry.

Cash Flow (Used in) Financing Activities

     Cash used in financing activities of $106,000 for the nine months ended September 30, 1999, consisted primarily of principal payments on long-term debt.

     Cash used in financing activities of $13.7 million for the nine months ended September 30, 1998, consisted of the net repayments of long-term debt totaling $16.7 million, proceeds of $2.0 million received in conjunction with the lease of billet heating equipment and $945,000 from the issuance of common stock for stock options exercised.

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

     In second quarter 1998, the Company announced Phase II of Project 400, which was a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. New casting equipment has been primarily received and is being installed and a new building is completed and is expected to be operational during first quarter 2000. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and the Bank Credit Facility, as necessary.

                              CHASE INDUSTRIES INC.

Bank Credit Facility

     In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility includes a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Old Revolving Credit Facility"). The Company prepaid $13 million on the Term Loan in 1998, $30 million in 1997 and $10 million in 1996, including all amounts originally due through April 2001. The remaining balance of $7 million on the Term Loan is payable in quarterly installments in amounts ranging from $2,975,000 in July 2001 to $1,025,000 due January 2002. The total borrowing capacity under the Old Revolving Credit Facility is determined monthly by a formula based on levels of accounts receivable and inventory, up to a maximum of $40 million. Effective September 8, 1999, the Company and PNC Bank agreed on an amendment to the Bank Credit Facility which increased the revolving credit facility (the "Revolving Credit Facility") by $10 million, to $50 million, and eliminated the borrowing formula based on levels of accounts receivable and inventory. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time.

     Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 5.9% and 5.7% at September 30, 1999, and December 31, 1998, respectively.

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

     As of September 30, 1999, $7 million was outstanding under the Term Loan and no amounts were outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $50 million as of September 30, 1999.

BP Note

     In connection with the CBCC Acquisition, the Company issued a promissory note to Old Chase in the original principal amount of $20 million (the "BP Note"). The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 24, 1999, with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997, 1998 and 1999, were offset against the receivable from BP. As of the August 24, 1999 due date of the BP Note, the Company offset the $1,856,000 in accrued and unpaid interest due August 24, 1999, and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation

                              CHASE INDUSTRIES INC.

Agreement. However, for financial statement reporting purposes, pursuant to Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 125"), the Company continues to record the full principal balance of the BP Note as a liability. SFAS 125 requires that in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor or judicially. As the BP Note is subject to determination in litigation, the Company has maintained the debt on its books and continues to accrue interest at 9.28%. The amount of the BP Note continues to be classified as long-term by the Company.

IMPACT OF YEAR 2000

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

     Leavitt's management information systems were not Year 2000 compliant. For this and other business reasons, Leavitt is in the process of converting to new software, which has been represented as Year 2000 compliant and which management believes also will assist in improved management of the business. The Company projects capital expenditures for the systems implementation will be approximately $2.5 million. Although substantial conversion tasks have been completed, the entire conversion to the new enterprise-wide software will not be complete by year end 1999. This project is being funded from internal funds, and a substantial portion of the projected expenditures has been spent or committed. Testing of the software for Year 2000 compliance will occur as the new systems are implemented. With internal programmers and an outside consultant, the Company has substantially completed modifications to Leavitt's existing management information systems to enable them to operate in 2000. Testing of the modified software for Year 2000 compliance has occurred as each program was implemented. Additional testing will be performed during the fourth quarter on the entire Leavitt management information system, both new and old, to verify Year 2000 compliance. The cost of these modifications has been less than $50,000. The Company believes the modifications to Leavitt's existing software currently underway will enable the software to operate in 2000 until conversion to the new software is complete. Therefore, the Company has not established Year 2000 contingency plans with respect to Leavitt's management information system.

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

     The statements set forth herein regarding the Year 2000 compliance capabilities of the Company's systems, as well as future estimated expenditures necessary to cause Year 2000 compliance by the Company's systems, are forward looking and are based on evaluations by Company personnel and independent consultants engaged by the Company. Actual effects on the Company of the Year 2000 compliance issues, as well as costs that may be incurred by the Company to address Year 2000 compliance issues, may differ materially from those currently anticipated if the Company's evaluation of its systems is incorrect or current efforts described above to address systems that are not Year 2000 compliant are not completed by the end of 1999 or are not successful in permitting these systems to operate in 2000. Furthermore, in the event any of the foregoing contingencies occurs, the operations at CBCC and/or Leavitt could be adversely affected until such Year 2000 compliance issues are corrected by the Company and/or its vendors and suppliers, as applicable.

CONTINGENCIES - ENVIRONMENTAL MATTERS

     As discussed in Note 4 of Notes to Consolidated Financial Statements included in Item 1., each of CBCC and Leavitt are subject to certain contingent liabilities relating to environmental conditions at their respective facilities.

     CBCC. After the CBCC Acquisition, BP conducted initial site investigation activities at CBCC's manufacturing facility in an effort to determine the extent of contamination and appropriate cleanup methods. After reviewing the results of that investigation, CBCC determined that additional sampling was necessary to more fully delineate the extent and magnitude of contamination, to establish appropriate cleanup standards and to identify available remedial methods and potential regulatory constraints related to specific remedial methodologies. In 1998, CBCC substantially concluded the additional sampling that it believed was necessary at that time.

                              CHASE INDUSTRIES INC.

     Based on the aggregate sampling results, CBCC completed an interim remediation for a portion of the site in 1998 and initiated additional interim remedial actions for other portions of the site in second quarter 1999. The results of sampling conducted as part of these interim remedial actions initiated in 1999 indicate the presence of VOC's that were not covered by the initial scope of these interim actions. CBCC is conducting additional sampling of certain areas of the site on which the interim actions initiated in 1999 are taking place to complete the delineation of contamination in those areas.

     The results of the initial sampling conducted by BP, the additional sampling conducted (and to be conducted) by CBCC and input from the Ohio EPA are being (and will be) used to identify options for addressing the additional contamination and to develop modifications to the current interim remedial action plan and a comprehensive remediation plan for the entire site. Until the completion of these additional interim and investigatory activities and the development of a remedial plan for the site, the Company will be unable to estimate with any degree of certainty the extent of contamination or the amount of cleanup costs associated therewith.

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

     The Company notified BP in third quarter 1999 that amounts payable by the Company under the BP Note, which matured August 24, 1999, were being offset against damages incurred by the Company, including cleanup costs incurred by CBCC, as a result of, among other things, the environmental condition of CBCC's site. To the extent CBCC incurs future cleanup costs with respect to the investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or the Remediation Agreement to recover such amounts from BP to the extent such costs exceed amounts recouped as a result of the offset against the BP Note. The amounts the Company has claimed are owed by BP to the Company are described in the Answer and Counterclaim discussed in Note 4 of Notes to Consolidated Financial Statements, included in Part I, Item 1.

         Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("UST's") were removed from Leavitt's facility in Hammond, Indiana. Prior to removal, one or more of the UST's released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond facility remains in place. Prior to the Leavitt Acquisition, Old

                              CHASE INDUSTRIES INC.

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

                              CHASE INDUSTRIES INC.


CONTINGENCIES - LEGAL PROCEEDINGS

     As discussed in Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1. and as referred to in Part II, Item 1. Legal Proceedings, the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company believes that judgement against the Company and CBCC would not have a material effect on the Company's financial condition, results of operations or liquidity. As of the August 24, 1999 due date of the BP Note, the Company offset accrued and unpaid interest and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. However, for financial statement reporting purposes, pursuant to Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 125"), the Company continues to record the full principal balance of the BP Note as a liability. SFAS 125 requires that in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor or judicially. As the BP Note is subject to determination in litigation, the Company has maintained the debt on its books and continues to accrue interest at 9.28%. The amount of the BP Note continues to be classified as long-term by the Company.

SAFE HARBOR

     This document contains forward looking statements regarding the operations of the Company and the industries in which it operates. These statements are identified by the use of words such as "believe," "expects," "anticipates," "will," "should" and other words referring to events to occur in the future. Management uses estimates and assumptions in forming the basis for such forward looking statements. Such estimates and assumptions, including forecasts regarding demand and pricing for the Company's products, are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated, as described in forward looking statements. Actual results will be affected by general economic and industry conditions in the end use markets for the Company's products as well as the impact of competitive products and pricing, including without limitation the impact of imports. Foreign economic activity and the relationship of the U. S. dollar to other currencies also affect import levels and exports of U. S. manufactured products containing parts made from brass rod and steel tube. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption.

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

                              CHASE INDUSTRIES INC.

                      Registration Statement on Form S-8 dated December 9, 1994,
                      Registration No. 33-87278).

          +27   -     Financial Data Schedule (EDGAR filing only).

--------------
+ Filed herewith

(b)       REPORTS ON FORM 8-K

          No Current Report on Form 8-K was filed by the Company during the third quarter of 1999.

                              CHASE INDUSTRIES INC.


                                S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                    CHASE INDUSTRIES INC.



Date:  November 12, 1999            By:  /S/  MICHAEL T. SEGRAVES
                                         ------------------------
                                         Michael T. Segraves
                                         Vice President
                                         Chief Financial Officer
                                         (duly authorized officer and
                                         Principal Financial Officer)

                              CHASE INDUSTRIES INC.


                                INDEX TO EXHIBITS

Exhibit
   No.                   Description of Exhibits
-------                  -----------------------

3.1   -     Restated Certificate of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998), as amended by the Certificate of First
            Amendment to the Company's Restated Certificate of
            Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14,
            1997) and Certificate of Second Amendment to the Company's
            Restated Certificate of Incorporation, (incorporated by
            reference to Exhibit 3.2 to the Company's Current Report
            on Form 8-K dated May 26, 1998).

3.2   -     By-Laws of the Company (incorporated by reference to
            Exhibit 3.2 to the Company's Registration Statement on
            Form S-1 as filed with the Securities and Exchange
            Commission on November 3, 1994, Registration No.
            33-83178).

4.1   -     Specimen Common Stock Certificate (incorporated by
            reference to Exhibit 4.1 to the Company's Registration
            Statement on Form S-1 as filed with the Securities and
            Exchange Commission on November 3, 1994, Registration No.
            33-83178).

4.2   -     Exchange Agreement dated November 4, 1994, between the
            Company and Citicorp Venture Capital Ltd. ("CVC")
            (incorporated by reference to Exhibit 4.4 to the Company's
            Registration Statement on Form S-8 dated December 9, 1994,
            Registration No. 33-87278).

4.3   -     Voting Agreement dated November 4, 1994, between the
            Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
            (incorporated by reference to Exhibit 4.5 to the Company's
            Registration Statement on Form S-8 dated December 9, 1994,
            No. 33-87278).

+27   -     Financial Data Schedule (EDGAR filing only).

--------------
+ Filed herewith