Form 10-K405
period 1999-12-31
CHASE INDUSTRIES INC
filed 2000-03-30
CIK 928950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Aggregate market value of outstanding Common Stock held by
  non-affiliates of the Registrant, as of March 20, 2000....  $59,937,990
Number of shares of Common Stock outstanding as of March 20,
  2000......................................................    9,084,877
Number of shares of Nonvoting Common Stock outstanding as of
  March 20, 2000............................................    6,150,118*

---------------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held May 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CHASE INDUSTRIES INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................     8
Item 3.   Legal Proceedings...........................................     9
Item 4.   Submission of Matters to a Vote of Security Holders.........    10

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related Matters...    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    13
Item 8.   Financial Statements and Supplementary Data.................    22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    44

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    44
Item 11.  Executive Compensation......................................    44
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    44
Item 13.  Certain Relationships and Related Transactions..............    44

                                   PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K....................................................    44

Note: The responses to Items 10 through 13 are included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held May 31, 2000. The required information is incorporated into this Form 10-K by reference to those documents and is not repeated herein.

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

     CBCC. CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Free-machining and forging brass rod, which CBCC estimates represent approximately 87% and 10%, respectively, of annual copper alloy rod shipments by U.S. mills, are the two primary types of copper alloy rod used in the United States and Canada. CBCC is one of the largest manufacturers and suppliers in the United States and Canada of free-machining brass rod, which accounted for approximately 99% and 95% of CBCC's total shipments and net sales in 1999 and 1998, respectively. CBCC's diverse customer base of more than 250 companies uses its "Blue Dot" trademark brass rod to produce a variety of products, such as faucets, plumbing fittings, heating and air conditioning components, industrial valves, automotive parts and numerous hardware components.

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

     In second quarter 1998, the Company announced Phase II of Project 400, which was a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. New casting equipment has been installed and a new building is completed. The new brass foundry began producing billets on a trial basis in February, 2000, with full production expected by the end of March 2000.

     In fourth quarter 1999, a follow-on expansion of CBCC's extrusion and finishing capacity was approved by the Company's Board of Directors. Phase III of Project 400 includes the purchase of a second extrusion press and associated finishing equipment with a capital investment totaling $50 million. This investment, in addition to those in the earlier initiative, as discussed above, comprise a $92 million expansion through Project 400. When completed in first quarter 2002, production capacity will increase by about one-third to in excess of 400 million pounds annually. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and its existing bank credit facility, as necessary.

     Leavitt. Leavitt has adopted a strategy to maintain and improve its capital equipment through a program of reinvestment. Management continues to review the manufacturing processes at each plant in order to identify capital improvement projects that will improve the efficiency and productivity of the facilities and the operations of Leavitt as a whole. Leavitt's 2000 capital investment plan includes automating some manual processes, improving set-up procedures to reduce scrap and focusing on increasing equipment "up-time." Leavitt is also installing new and improved tooling to increase productivity and lower manufacturing costs.

     ISO 9002 Certification. CBCC and Leavitt have significant quality procedures and controls in place in all aspects of their operations. Effective February 11, 1996, CBCC became the first U.S. brass rod mill to receive an ISO 9002 quality system certification. Leavitt has established a production-management steering committee that is overseeing the process of obtaining ISO 9002 certification. ISO 9002 is a quality system standard for manufacturers that has been adopted by at least 74 nations. The ISO 9002 quality system certification signifies a quality system's adherence to the internationally recognized ISO standards.

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

COMPETITION

     The industries in which the Company operates are highly competitive. Based on available industry data, the Company estimates that it supplied approximately 32% of copper alloy rod and 8% of structural steel tubing shipped by U.S. mills in 1999. In addition to CBCC, there currently are five U.S. companies operating a total of six U.S. copper alloy rod mills, all of which produce both free-machining and forging brass rod. These competitors are Cerro Metal Products Company, Inc., Mueller Brass Co., Inc., Extruded Metals Inc., Chicago Extruded Metals Company and Ansonia Copper & Brass, Inc. The steel tubing industry's capacity exceeds demand, primarily due to the many new market entrants in recent years. Leavitt's primary competitors in steel tubing include LTV Copperweld Tubular Products Division, Bull Moose Tube Company, Maverick Tube Corporation, Independence Tube Corporation and Hanna Steel Corporation. Although the Company competes with other manufacturers, the Company is unable to determine the extent to which its competitors' product lines compete directly with the Company's products because the competitors also produce products that the Company does not produce.

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

CUSTOMERS

     Neither CBCC nor Leavitt depends on any single customer or group of customers. The loss of any one customer would not have a material adverse effect on CBCC or Leavitt. Also, during 1999, 1998 and 1997, no customer or any affiliated group of customers accounted for more than 10% of the Company's net sales, and the Company does not anticipate that any customer or affiliated group of customers will account for more than 10% of the Company's net sales in 2000.

BACKLOG ORDERS

     As of March 8, 2000, the Company had backlog orders totaling $36.7 million. As of February 28, 1999, the Company had backlog orders totaling $27 million. The increase from 1999 to 2000 is attributed to the strong demand for brass rod, primarily due to the strong economic environment, especially in residential housing and remodeling. Also, improving Asian economies and the bottoming out of Steel Service Center inventory levels have stimulated demand for steel tubing. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- General Economic and Industry Conditions." The Company anticipates that all current backlog orders will be filled during 2000, but is unable to estimate the amount of backlog that will exist as of year end 2000.

TRADEMARKS

     The Company owns the registered trademarks CHASE and a centaur design (which is CBCC's logo) in the United States and Canada, and the registered trademark "BLUE DOT" and its design in the United States and Mexico, for use in connection with CBCC's products. The Company also owns the registered trademarks CHASE BRASS & COPPER CO. and a centaur design in Mexico. The Company also owns in the United States, and has registrations pending in Canada and Mexico for, the trademarks LEAVITT and a steel tube design. Because of the recognition of these trademarks in the industries in which CBCC and Leavitt operate, the Company considers these intellectual property rights important to its business.

EMPLOYEES

     At December 31, 1999, the Company had approximately 700 full-time employees, of whom approximately 220 were salaried and approximately 480 were hourly. The Company believes that its relations with its employees are good and currently does not anticipate any work stoppages.

BUSINESS SEGMENTS

     The Company has two business segments, the brass products segment operated by CBCC and the steel products segment operated by Leavitt. For segment information see Note 12 of Notes to Consolidated Financial Statements included in Item 8.

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

     For the above reasons, the Company cannot predict with certainty its aggregate future capital expenditures for pollution control. However, the Company currently estimates that it will incur capital expenditures for pollution control of approximately $500,000 in 2000. Estimates of capital expenditures for pollution control purposes beyond 2000 are even more uncertain. However, assuming no significant manufacturing process changes and no significant changes in applicable laws or regulations, the Company currently anticipates that its capital expenditures for pollution control purposes during the period of 2001-2004 will aggregate approximately $2.5 million. These estimates are exclusive of expenditures associated with on-site remediation activities as more fully discussed below. The Company believes that expenditures for pollution control equipment will continue to be required in the future for continued compliance with applicable environmental laws and regulations.

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

     CBCC. In connection with the CBCC Acquisition, the Company and certain affiliates of BP America, Inc., as the owners of the assets of the brass rod division of Old Chase prior to the CBCC Acquisition (collectively, "BP"), entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility and the construction of a waste water treatment plant to enable CBCC to comply with its waste water discharge permit (the "Permit"). BP also is obligated under the Asset Purchase Agreement pursuant to which the Company acquired the assets and operations of CBCC from BP (the "CBCC Purchase Agreement") to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. BP has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition. Although BP has acknowledged its contractual obligations to fund certain investigatory and remedial activities related to site contamination attributable to Old Chase's operations, as described in Note 11 of Notes to Consolidated Financial Statements included in
Item 8., BP and CBCC currently are involved in litigation regarding, among other things, the extent of BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement.

     While CBCC's waste water treatment plant has been in operation since May 1993, CBCC is still experiencing occasional exceedances of certain limitations contained in the Permit, resulting in violations of the Clean Water Act. The Ohio Environmental Protection Agency (the "Ohio EPA") has not initiated any enforcement action against CBCC for prior exceedances, but has indicated that it may do so if violations of the Permit limits continue. In fourth quarter 1999 CBCC modified its water discharge process which will eliminate the requirement for the Permit and require a new permit relating to discharge of storm water. CBCC currently is in the process of negotiating limits for this new permit, which it expects to be finalized in second quarter 2000.

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that certain areas of the site upon which CBCC's manufacturing facility is located have been contaminated by certain volatile organic compounds ("VOCs") as well as total petroleum hydrocarbons and certain metals associated with historical operating practices. As stated above, under the terms of the Remediation Agreement BP is responsible for certain remediation activities attributable to contamination resulting from operations prior to the CBCC Acquisition.

     After the CBCC Acquisition, BP and CBCC conducted sampling to attempt to identify and determine the extent of contamination at CBCC's site. Based on the sampling conducted by BP, BP conducted certain remediation activities in 1993. Based on the results of sampling conducted by BP and CBCC, CBCC completed an interim remediation for a portion of the site in 1998 and initiated additional interim remedial actions for other portions of the site in second quarter 1999. The results of sampling conducted as part of these interim remedial actions initiated in 1999 identified the presence of VOCs that were not covered by the initial scope of these interim actions, including the presence of VOCs where BP previously had conducted remediation activities. As a result, CBCC conducted additional sampling of certain areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. CBCC began implementing the modified plan in first quarter 2000, and expects to complete this remediation in third quarter 2000 at an estimated cost (in addition to $2.5 million spent in 1999 for this project) ranging from approximately $5.8 million to $8.7 million, depending on the use of certain of remediation methodologies and disposal options that may be permitted. CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001 at an estimated cost ranging from approximately $760,000 to $1.6 million. Based on currently available data, the Company believes that upon completion of the remediation activities described above CBCC will have substantially completed the remediation activities that the Company believes are necessary to address contamination at its site. However, until the completion of these remedial and associated investigatory activities and receipt of approval from the Ohio EPA of CBCC's activities to remediate this contamination, the Company cannot be certain that further remediation activities will not be required at its site.

     The Company notified BP in third quarter 1999 that amounts payable by the Company under the $20 million promissory note issued to BP as part of the consideration for the CBCC Acquisition (the "BP Note") were being offset against damages incurred by the Company, including environmental investigation and remediation costs, as a result of BP's breaches of the CBCC Purchase Agreement and the Remediation Agreement. To the extent CBCC incurs future cleanup costs with respect to investigatory and remedial activities at its site, it intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP to the extent such costs exceed the amount recouped as a result of prior offsets against the BP Note. See Notes 4, 5 and 11 of Notes to Consolidated Financial Statements included in Item 8. for a discussion of the receivable from BP, prior offsets against amounts owing under the BP Note and pending litigation regarding BP's obligations under the Remediation Agreement and CBCC Purchase Agreement.

     Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's property in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond property remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environment Management ("IDEM") to "close" the UST removal project. The IDEM has not yet issued a closure letter and, in fourth quarter 1999, notified Leavitt that additional groundwater sampling would be required prior to the IDEM considering closure. Leavitt conducted additional groundwater sampling in first quarter 2000 and intends to submit the sampling results, when available, to the IDEM for review and further direction.

     Until these actions are carried out, the Company will be unable to determine what, if any, remedial activities may be required. However, based on final test results from sampling conducted in fourth quarter 1997 and the contractual obligation of UNR to indemnify the Company for pre-closing environmental conditions, the Company does not believe that the cleanup costs associated with the environmental conditions at the Hammond property will have a material adverse effect on the Company's financial position, results of operations or liquidity. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location. See Note 11 of Notes to Consolidated Financial Statements included in Item 8.

     The Company is involved in certain environmental legal proceedings as described in "Item 3. Legal Proceedings" and Note 11 of Notes to Consolidated Financial Statements included in Item 8.

     The Company does not believe that costs that may be incurred in connection with the investigation and cleanup associated with the environmental matters discussed above will have a material adverse effect on the Company's financial position, results of operations or liquidity. For additional information regarding the environmental matters referenced above, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Environmental Matters" and Note 11 of Notes to Consolidated Financial Statements included in Item 8.

ITEM 2. PROPERTIES

     The Company owns all of its facilities except as indicated below. The Company believes its plants are suitable for their purposes, are well maintained and are adequately insured.

     CBCC. CBCC's manufacturing facility and the Company's executive and general offices are located on a 75-acre site owned by the Company in Montpelier, Ohio, near the Indiana and Michigan borders. CBCC's manufacturing facility in Montpelier consists of one plant of approximately 185,000 square feet. The plant was originally constructed in 1965 expressly for the purpose of producing free-machining brass rod and the Company believes that it is the most modern brass rod facility in the United States.

     CBCC also leases a warehouse in Los Angeles, California, that contains approximately 47,000 square feet of storage space. The Los Angeles warehouse lease expires in 2001. The Los Angeles warehouse lease does not contain any express renewal provisions, but the Company believes that the lease can be renewed or comparable facilities can be obtained on terms acceptable to the Company.

     CBCC manufactures substantially all of the brass rod it ships. CBCC's manufacturing facility has operated seven days a week, 24 hours a day, since 1981 (except for downtime relating to regular maintenance, capital improvements and minor mechanical failures). CBCC's "Project 400" capital expansion program is designed to further increase finished brass rod capacity by one-third to about 400 million pounds annually. See "Item 1. Business -- Capital Investment and Continuing Productivity Improvement Programs -- CBCC."

     Leavitt. Leavitt operates three manufacturing facilities, two in Chicago, Illinois, and one in Jackson, Mississippi. The three facilities have a total of over 900,000 square feet of manufacturing and office space. The facilities contain a total of thirteen tube mills and four steel coil slitters. Leavitt's production capacity is in excess of 1 billion pounds annually. Leavitt's facilities are currently operating between one and three shifts daily with utilization at approximately fifty percent of capacity. All of Leavitt's facilities are owned except for the Jackson facility which is leased. In second half 1997, Leavitt's Hammond, Indiana, facility was consolidated into a Chicago facility and some production was transferred to the Jackson plant. Leavitt also operates a steel tube cutting facility in Blue Island, Illinois. See "Item 1. Business -- Capital Investment and Continuing Productivity Improvement
Programs -- Leavitt."

     The following table sets forth information concerning size, location, use and nature of the principal manufacturing facilities owned or leased by Leavitt.

LOCATION                   SQUARE FEET   NO. OF MILLS   NO. OF SLITTERS   OWNED/ LEASED
--------                   -----------   ------------   ---------------   -------------
Chicago, IL                  450,000     6 mechanical      2                 owned
North Plant                              2 structural
Chicago, IL                  240,000     1 structural      1                 owned
South Plant
Jackson, MS                  256,000     4 mechanical      1                 leased

     The Jackson leases expire in 2001. Under the leases, Leavitt may purchase the land and facility based on the appraised value of the land at the time of purchase and a scheduled payout for the facility and the improvements. Upon expiration of the leases, the scheduled payout for the facility and improvements (but not the land) is reduced to one dollar.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain claims and litigation as described in
Note 11 of Notes to Consolidated Financial Statements included in Item 8.

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

     CBCC has been named one of over 130 defendants in a CERCLA Section 107 action styled Ashland Oil, Inc. v. Acme Scrap Iron & Metal Corp., et. al. (Case No. I:94 CV 1592), which seeks recovery of response costs previously spent and proposed to be spent by the plaintiff Ashland Oil at the Huth Oil Services Company site located in Cleveland, Ohio. A waste oil reclamation facility was operated at the site from 1938 until 1990. Beginning in 1983, and at various other times until 1990, both the U.S. EPA and the Ohio EPA conducted inspections and sampling at this site. In October 1990, the U.S. EPA ordered the plaintiffs, Ashland Chemical Company (a division of Ashland Oil, Inc.), The Cleveland Electric Illuminating Company and Huth Oil Services Company, to remediate the site. As a result thereof, the plaintiff has alleged that between 1990 and 1993 it and the other ordered parties have incurred response costs in excess of $10 million. The complaint alleges that the defendants are each strictly, as well as jointly and severally, liable. The Company believes, however, that CBCC has had no contact with the site and has no knowledge as to what, if any, share of response costs has been allocated to CBCC. BP has assumed the defense of this suit because alleged events giving rise to CERCLA liability occurred prior to the CBCC Acquisition.

     CBCC has been notified by a group of private parties of its potential identification as a PRP at a site in Tifton, Georgia, commonly known as the "SoGreen" site. According to the notice, a flue dust and flyash recycling facility was operated at the site from approximately 1976 until 1993. Pursuant to a consent order entered into between Atlantic Steel Industries, Inc., Florida Steel Corporation, Georgetown Steel Corporation, Owen Electric Steel Company of South Carolina and U.S. Foundry & Manufacturing Corporation

(collectively, the "Steel Companies") and the Georgia Department of Natural Resources -- Environmental Protection Division, the Steel Companies have been engaged in removing a flue dust pile, and also have undertaken an assessment of groundwater, at this site. In addition, pursuant to a U.S. EPA unilateral order, the Steel Companies apparently are engaged in a removal action to remediate contaminated soils, and are undertaking the cleanup of non-metal contaminants, at the site. The notice also indicates that the Steel Companies settled, for approximately $3 million, a class action brought by residents of the area near the site alleging property damage due to the proximity of the residents' neighborhood to the site. The notice alleges that CBCC may be liable for contribution with respect to prior cleanup costs incurred by the Steel Companies and may be required to participate in funding future cleanup costs at the site. According to the notice, the Steel Companies currently have expended or are committed to expend approximately $17 million (including settlement of the class action) on matters related to the site. The Company believes that CBCC has had no contact with this site and that this site received waste materials from an entity named "Chase Brass & Copper Co.," which may have been a division of Old Chase (not related to the brass rod division acquired by the Company), located in North Carolina. BP has assumed defense of this matter.

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

     In March 1998, CBCC received a notice from the U.S. EPA of its potential identification as a PRP at two sites, one in Kansas City, Kansas, and one in Kansas City, Missouri. According to the notice, the sites were operated by waste disposal companies from 1982 until 1987, during which time over 1500 parties sent materials containing polychlorinated biphenyls ("PCBs") to the site. Based on information provided by the notice, it appears that a third party firm employed by Old Chase to dispose of PCB-containing materials delivered PCB-containing materials to these sites for treatment and/or disposal, and certain of such materials came from Old Chase. Pursuant to an Administrative Order on Consent with the U.S. EPA, a group of PRPs at the sites are performing an Engineering Evaluation/Cost Analysis ("EE/CA") to evaluate and compare different cleanup alternatives at these sites. In addition to the EE/CA, the notice indicates that the U.S. EPA is planning to conduct removal activities at both facilities, which activities may include a range of possibilities from cleaning up the contamination inside the buildings and in the surrounding soils to demolition of the buildings, and to perform follow-through activities to monitor, operate and maintain the completed removal action. As noted above, the alleged activities with respect to these sites occurred between 1982 and 1987 and, therefore, CBCC has had no contact with these sites. Based on information provided with the notice, the Company believes that the brass rod division of Old Chase may have generated waste materials that were treated and/or disposed of at these sites, and BP has assumed the defense of this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     As of March 20, 2000, the Company had outstanding 9,084,877 shares of Common Stock and 6,150,118 shares of Nonvoting Common Stock exchangeable on a share-for-share basis into shares of Common Stock at the option of the holder thereof. There is no established public trading market for the Company's Nonvoting Common Stock, all of which currently is held of record by Citicorp Venture Capital Ltd.

     The Company's Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "CSI." The Common Stock began trading on the NYSE on November 4, 1994.

     The following table sets forth, for the periods shown, the high and low sales prices for the Common Stock as reported by the NYSE. No cash dividends were paid or declared during such periods. All per share figures are adjusted to give effect to a three-for-two stock split effective June 6, 1998.

                                                1999                    1998
                                           ---------------        ----------------
                                            HIGH      LOW          HIGH      LOW
                                           ------    -----        ------    ------
First Quarter..........................    $11 1/16  $7 5/8       $21 7/8   $14 9/16
Second Quarter.........................    $9 9/16   $7 3/8       $21 7/8   $19 11/16
Third Quarter..........................    $9 1/4    $8 1/4       $19 7/8   $11 1/2
Fourth Quarter.........................    $9 1/8    $7 7/8       $13 7/8   $10 1/4

     As of March 20, 2000, the last reported sales price of the Company's Common Stock, as reported by the NYSE, was $8.75 per share, and the Common Stock was held of record by approximately 141 holders.

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

     The Bank Credit Facility (as hereinafter defined) also contains certain restrictions on the Company's ability to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Bank Credit Facility."

ITEM 6. SELECTED FINANCIAL DATA
(Unaudited; in thousands, except per share data)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
  Net sales.............................  $391,541   $433,436   $487,783   $366,991   $313,097
  Cost of goods sold (exclusive of
     depreciation and amortization shown
     separately below)..................   330,029    371,234    419,412    311,345    270,022
  Lower of cost-or-market inventory
     writedowns.........................       900      6,794         --         --         --
                                          --------   --------   --------   --------   --------
     Gross profit.......................    60,612     55,408     68,371     55,646     43,075
  Selling, general and administrative
     expenses...........................    17,771     15,960     15,418     12,121      8,264
  Depreciation and amortization.........    11,650     10,876      9,875      6,710      5,537
                                          --------   --------   --------   --------   --------
     Operating income...................    31,191     28,572     43,078     36,815     29,274
  Interest expense......................     1,166      3,152      4,653      2,612      1,530
                                          --------   --------   --------   --------   --------
     Income before income taxes.........    30,025     25,420     38,425     34,203     27,744
  Provision for income taxes............    11,410      9,660     14,603     13,564     11,043
                                          --------   --------   --------   --------   --------
     Net income available for common
       stock............................  $ 18,615   $ 15,760   $ 23,822   $ 20,639   $ 16,701
                                          ========   ========   ========   ========   ========
BASIC PER SHARE INFORMATION:*
  Average shares outstanding............    15,234     15,216     15,141     15,095     15,092
  Net income available for common
     stock..............................  $   1.22   $   1.04   $   1.57   $   1.37   $   1.11
                                          ========   ========   ========   ========   ========
DILUTED PER SHARE INFORMATION:*
  Average shares outstanding............    15,336     15,561     15,483     15,289     15,149
  Net income available for common
     stock..............................  $   1.21   $   1.01   $   1.54   $   1.35   $   1.10
                                          ========   ========   ========   ========   ========
BALANCE SHEET DATA (AT YEAR END):
  Working capital.......................  $ 42,184   $ 54,671   $ 59,950   $ 48,649   $ 36,798
  Total assets..........................   229,572    212,804    209,501    204,751    103,003
  Total debt............................    27,338     27,491     48,209     70,762     18,784
  Stockholders' equity..................   134,046    115,420     98,713     74,333     53,645
OTHER DATA:
  Operating cash flow...................  $ 35,005   $ 41,279   $ 18,930   $ 39,531   $ 21,265
  Capital expenditures..................    34,921     15,232     15,774      4,092      4,465

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

     CBCC obtains approximately 80% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") had been four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since December 1994. In December 1997, the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. The difference between the Metal Selling Price and the Metal Buying Price was increased to eight cents per pound in September 1999. CBCC also purchases approximately 20% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through December 1999, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

     In addition to sales made under the pricing structure described above, some sales are made on a tolling basis, where the customer consigns brass scrap to CBCC and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions affect net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod. To a lesser degree, tolling transactions also affect gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on gross profit, CBCC requires tolling customers to deliver additional pounds of brass scrap in exchange for each pound of finished rod shipped.

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

     Therefore, the Company's operating results during any given period depend significantly on business conditions in these industries. These industries, in turn, are sensitive to fluctuations in overall economic activity, movement in interest rates and availability of short-and long-term financing. The Company's operating results also depend on its manufacturing capacity, as well as industry production levels and other market factors.

     CBCC. During 1999, United States and Canadian apparent consumption of copper alloy rod was approximately 1.1 billion pounds, which included industry shipments of approximately 1 billion pounds plus net imports of approximately 105 million pounds. Industry shipments increased approximately 34 million pounds, or 3.5%, from 966 million pounds in 1998, while imports decreased approximately 8.7%. Since 1990, apparent consumption has fluctuated based on demand, while over the same period CBCC's shipments have increased, with 1999 being another strong year.

     The strong 1999 industry demand was predominantly in the industry's largest end use market, building and construction. CBCC targeted specific plumbing customers for growth in this market, which now represents over 50% of CBCC's shipments and is expected to remain strong through 2000. The building and construction market continues to be impacted by the high level of new homes built, a higher use of brass plumbing fixtures per home and a high level of home remodeling, which has increased plumbing fixture demand.

     Leavitt. The structural steel tubing industry has substantially more capacity than demand in a highly competitive environment. Newly-constructed tube mills have further increased excess capacity in the industry. Leavitt believes its share of this industry is approximately 8%, about the same as the prior year. Use of structural steel in construction is increasing, with market growth of 5% in 1999. An intense marketing effort by the Steel Tube Institute, in which Leavitt is an active member, targets significant growth over the next five years. The marketing efforts of the Steel Tube Institute are to educate construction companies, architects and industry executives on the benefits and cost effectiveness of the use of structural steel tubing in lieu of other products. This industry wide marketing effort has helped increase the use of structural steel tubing.

     Without a corresponding increase in steel tube prices, as shipments of imported steel have decreased, domestic flat-rolled steel prices have increased, reducing steel tubing unit margins. Leavitt's shipments in fourth quarter 1999 increased 5% compared with fourth quarter 1998, primarily due to stronger sales to the Service Centers. As a result of the increase in shipments, Leavitt's profitability was strengthened, despite the lower unit margins.

     2000 Outlook. Forecasts of future industry consumption, future levels of imports and future shipments by the Company are forward-looking and are subject to risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. There can be no assurance that 2000 industry consumption will be similar to 1999 levels. Actual results and developments in these areas will be affected by the general economic and industry conditions discussed above. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod and steel tubing. The Company's 2000 shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption and successfully implement its capacity expansion program.

Inventories

     At the time of the CBCC and Leavitt Acquisitions, assets purchased, including inventory, were valued at net realizable value in accordance with purchase accounting rules. The Company elected the last-in, first-out ("LIFO") method of inventory accounting for financial reporting purposes. During 1999, the Company recorded a non-cash lower of cost-or-market inventory writedown of $0.9 million due to decreasing flat-rolled steel prices. During 1998, the Company recorded non-cash inventory writedowns totaling $6.8 million due to decreasing flat-rolled steel prices and reductions in the brass metal price. If the first-in, first-out ("FIFO") method for determining cost had been used, inventories would have been approximately $1.2 million and $1.7 million lower at December 31, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

     The following table is derived from the Company's Consolidated Statement of Income for the periods indicated and presents the results of operations as a percentage of net sales.

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            1999      1998      1997
                                                            -----     -----     -----
Net sales.................................................  100.0%    100.0%    100.0%
Cost of goods sold........................................   84.3      85.6      86.0
Lower of cost-or-market inventory writedowns..............    0.2       1.6        --
                                                            -----     -----     -----
          Gross profit....................................   15.5      12.8      14.0
Selling, general and administrative expenses..............    4.5       3.7       3.2
Depreciation and amortization.............................    3.0       2.5       2.0
                                                            -----     -----     -----
          Operating income................................    8.0       6.6       8.8
Interest expense, net.....................................    0.3       0.7       0.9
                                                            -----     -----     -----
          Income before income taxes......................    7.7       5.9       7.9
Provision for income taxes................................    2.9       2.2       3.0
                                                            -----     -----     -----
          Net income......................................    4.8%      3.7%      4.9%
                                                            =====     =====     =====

  1999 Compared with 1998

     Net sales decreased $41.9 million, or 9.7%, to $391.5 million in 1999. Net sales declined mainly as a result of a 10% reduction in steel tubing prices and an 8% decline in the average Metal Selling Price for brass rod. Also, net sales decreased due to lower steel tubing shipments. These factors were previously discussed above under "General Economic and Industry Conditions."

     Gross profit, excluding lower of cost-or-market inventory writedowns, decreased slightly from $62.2 million in 1998 to $61.5 million in 1999. However, there was growth in profitability in the second half of 1999 due to strong demand for brass rod and strengthening demand for steel tubing.

     The Company recorded a non-cash lower of cost-or-market inventory writedown of $0.9 million in 1999. The writedown to market was due to the decreasing prices of flat-rolled steel and steel tubing. During 1998, the Company recorded non-cash lower of cost-or-market inventory writedowns totaling $6.8 million due to decreasing flat-rolled steel prices and reductions in the brass metal price.

     Selling, general and administrative ("SG&A") expenses increased $1.8 million, or 11.3%, to $17.8 million. The increase was primarily due to higher consulting and professional fees.

     Depreciation and amortization increased $0.8 million, or 7.3%, to $11.7 million due to 1998 and 1999 capital additions.

     As a result of the above factors, operating income, excluding lower of cost-or-market inventory writedowns, decreased $3.3 million, or 9.3%, to $32.1 million for 1999.

     Net interest expense decreased $2.0 million, or 62.5%, to $1.2 million in 1999, primarily as a result of the repayment of long-term debt and capitalizing approximately $800,000 of interest expense on the construction of the new CBCC brass foundry.

     The increase in the provision for income taxes of $1.7 million, or 17.5%, to $11.4 million corresponded to an increase in pre-tax income of 18.1%. The effective tax rates for 1999 and 1998 were 38%.

     As a result of the above factors, net income, excluding lower of cost-or-market inventory writedowns, decreased $0.8 million, or 4%, to $19.2 million in 1999. Diluted earnings per share, excluding lower of cost-or-market inventory writedowns, decreased to $1.25 per share compared with $1.28 per share in 1998. Including the inventory writedowns, net income was $18.6 million, or $1.22 per basic share, or $1.21 per diluted share, an increase of 17.7% from 1998.

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

     The Company recorded non-cash lower of cost-or-market inventory writedowns totaling $6.8 million. The writedowns to market were due to the decreasing prices of flat-rolled steel, steel tubing and brass metal. The 10 cents-per-pound reduction on June 1, 1998, and the 2 cents-per-pound reduction on January 6, 1999, of the Metal Selling Price resulted in $3.2 million in inventory writedowns during 1998. These brass price reductions brought the cumulative Metal Selling Price reduction to 27 cents-per-pound, or 27%, since December 1997. The January 1999 Metal Selling Price was the lowest since 1987, and management believes the lower price will encourage demand for brass rod. The remaining lower of cost-or-market inventory writedowns of $3.6 million resulted from declining flat-rolled steel prices and lower steel tubing prices.

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

     As a result of the above factors, net income, excluding lower of cost-or-market inventory writedowns, decreased $3.8 million, or 16%, to $20.0 million in 1998. Diluted earnings per share, excluding lower of cost-or-market inventory writedowns, decreased to $1.28 per share compared with $1.54 per share in 1997. After the inventory writedowns, net income was $15.8 million, or $1.04 per basic share, or $1.01 per diluted share, a decrease of 34% from 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

     At December 31, 1999, long-term debt, including current portion, totaled $27.3 million, a slight decrease from year end 1998. Cash and cash equivalents were $9.1 million at year end, resulting in net debt as of December 31, 1999 of $18.2 million.

     The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the Revolving Credit Facility.

Working Capital

     At December 31, 1999, working capital was $42.2 million, a $12.5 million, or 23%, decrease from 1998. A decrease in inventory of $20.6 million was partially offset by an increase in accounts receivable of $3.2 million and a decrease in accounts payable of $9.8 million. The decline in inventory and in accounts payable was the result of timing of metal purchases and management's efforts to reduce inventory levels. The increase in accounts receivable was due primarily to an increase in net sales in fourth quarter 1999 compared to fourth quarter 1998.

     The Company's current ratio follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Current ratio...............................................  1.79    1.97
Current ratio excluding cash................................  1.62    1.81

Cash Flow Provided by Operating Activities

     In 1999, net cash provided by operating activities was $35.0 million compared to $41.3 million in 1998. The primary sources of cash from operating activities in 1999 were net income of $18.6 million, depreciation and amortization of $11.7 million and a reduction in working capital, excluding cash and debt, of $12.4 million.

     In 1998, net cash provided by operating activities was $41.3 million compared to $18.9 million in 1997. The primary sources of cash from operating activities in 1998 were net income of $15.8 million, depreciation and amortization of $10.9 million and a reduction in working capital, excluding cash and debt, of $13.6 million.

     In 1997, net cash provided by operating activities decreased $20.6 million to $18.9 million compared with 1996. The primary sources of cash from operating activities in 1997 were net income of $23.8 million, depreciation and amortization of $9.9 million, and deferred tax expense of $4.6 million, partially offset by an increase in working capital, excluding cash and debt, of $20.2 million.

Cash Flow (Used in) Investing Activities

     Capital expenditures were $34.9 million, $15.2 million, and $15.8 million in 1999, 1998 and 1997, respectively. Capital expenditures included equipment and construction costs for the new CBCC foundry in 1999, initial costs for the new foundry and installation costs for the three new billet heaters in 1998, and equipment and construction costs for the billet heater project in 1997.

Cash Flow (Used in) Financing Activities

     Cash used in financing activities of $0.1 million during 1999 consisted primarily of principal payments on long-term debt.

     During 1998, the Company prepaid $13.0 million on the Term Loan (as hereinafter defined) used to fund the Leavitt Acquisition. Net repayments on the Revolving Credit Facility totaled $7.6 million. The Company also received proceeds of $2 million in conjunction with a lease of new billet heating equipment. See Notes 5 and 10 of Notes to Consolidated Financial Statements included in Item 8.

     During 1997, the Company prepaid $30 million on the Term Loan. Net borrowings under the Revolving Credit Facility totaled $7.6 million during 1997. The Company also received proceeds of $10 million in conjunction with a lease of new billet heating equipment in 1997.

Capital Resources

     In 1996, the Company launched a capital project referred to as "Project 400." The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to approximately 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters have increased productivity and improved quality. The total cost of the first phase of the project was approximately $12 million and was financed through a six-year operating lease as described in Note 10 of Notes to Consolidated Financial Statements included in Item 8.

     In second quarter 1998, the Company announced Phase II of Project 400, which was a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. New casting equipment has been installed and a new building is completed. The new brass foundry began producing billets on a trial basis in February 2000, with full production expected by the end of March 2000.

     In fourth quarter 1999, Phase III of Project 400, with an estimated cost of $50 million, was approved by the Company's Board of Directors. A second extrusion press and additional finishing equipment will be installed over the next two years. When Phase III comes on line in 2002, CBCC's production capacity will exceed 400 million pounds. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and the Bank Credit Facility, as necessary.

Bank Credit Facility

     In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility originally included a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Old Revolving Credit Facility"). The Company prepaid $13 million on the Term Loan in 1998 and $30 million in 1997, including all amounts originally due through April 2001. The remaining balance of $7 million on the Term Loan is payable in quarterly installments in amounts ranging from $2,975,000 in July 2001 to $1,025,000 due January 2002. The total borrowing capacity under the Old Revolving Credit Facility was determined monthly by a formula based on levels of accounts receivable and inventory, up to a maximum of $40 million. Effective September 8, 1999, the Company and PNC Bank agreed on an amendment to the

Bank Credit Facility which increased the revolving credit facility (the "Revolving Credit Facility") by $10 million, to $50 million, and eliminated the borrowing formula based on levels of accounts receivable and inventory. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time.

     Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 6.5% and 5.7% at December 31, 1999 and 1998, respectively.

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

     As of December 31, 1999, $7 million was outstanding under the Term Loan and no amounts were outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $49 million as of December 31, 1999.

Average Revolving Credit Facility Borrowings

     The average outstanding balance under the Revolving Credit Facility in 1999 was $0.7 million. The average outstanding balance under the Revolving Credit Facility in 1998 was $5.6 million. As of March 24, 2000, the Company had available $43.8 million under the Revolving Credit Facility. For a discussion of long-term borrowings under the Bank Credit Facility, see Note 5 of Notes to Consolidated Financial Statements.

CONTINGENCIES -- ENVIRONMENTAL MATTERS

     As discussed in "Item 1. Business -- Environmental Regulation" and Note 11 of Notes to Consolidated Financial Statements included in Item 8, each of CBCC and Leavitt are subject to certain contingent liabilities relating to environmental conditions at their respective facilities.

     CBCC. CBCC completed an interim remediation for a portion of its Montpelier, Ohio manufacturing facility in 1998 at a cost of approximately $1 million, and initiated additional interim remedial actions for other portions of the site in second quarter 1999. Costs for the remedial actions initiated in 1999 originally were estimated at $3.1 million and were recorded in second quarter 1999. Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company recorded a receivable from BP of $1 million in third quarter 1998 for costs related to 1998 remediation activities and a $3.1 million receivable from BP in second quarter 1999 for costs related to the 1999 remediation activities.

     The results of sampling conducted as part of the interim remedial actions initiated in 1999 identified the presence of VOCs that were not covered by the initial scope of these interim actions. As a result, CBCC conducted additional sampling of certain areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. CBCC began implementing the modified plan in first quarter 2000, and expects to complete the remediation in third quarter 2000 at an estimated cost (in addition to $2.5 million spent in 1999 for this project) ranging from approximately $5.8 million to $8.7 million, depending on the use of certain of remediation methodologies and disposal options that may be permitted. CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001 at an estimated cost ranging from approximately $760,000 to $1.7 million.

     Based on currently available data, the Company believes that, upon completion of the remediation activities described above, CBCC will have substantially completed the remediation activities at its site that are necessary to address contamination of which CBCC currently is aware. However, until completion of these remedial and associated investigatory activities and receipt of approval from the Ohio EPA of CBCC's activities to remediate this contamination, the Company cannot be certain that further remediation activities will not be required at CBCC's site.

     Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described in Note 11 of Notes to Consolidated Financial Statements included in Item 8., BP and CBCC currently are involved in litigation regarding, among other things, the extent of BP's obligations under the Remediation Agreement and CBCC Purchase Agreement. BP has not yet reimbursed CBCC for costs incurred by CBCC for the 1998 and 1999 remediation activities conducted by CBCC. To the extent BP fails to fund current and future remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company notified BP in third quarter 1999 that amounts payable by the Company under the BP Note were being offset against damages incurred by the Company, including environmental investigation and remediation costs, as a result of BP's breaches of the CBCC Purchase Agreement and the Remediation Agreement. To the extent CBCC incurs future cleanup costs with respect to investigatory and remedial activities at its site, it intends to enforce its rights under the CBCC Purchase Agreement and/or Remediation Agreement to recover such amounts from BP to the extent such costs exceed the amount recouped as a result of the prior offsets against the BP Note. See Notes 4, 5 and 11 of Notes to Consolidated Financial Statements included in Item 8. for a discussion of the receivable from BP, prior offsets against amounts owing under the BP Note and pending litigation regarding the extent of BP's obligations under the Remediation Agreement and CBCC Purchase Agreement.

     Leavitt. Pending further direction from the IDEM, the Company currently is unable to determine what, if any, remedial activities may be required at Leavitt's Hammond property. Although the cleanup costs associated with the environmental conditions at the Hammond property may be material, based on the results of sampling conducted in 1997 the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond property appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond property. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond property, ROHN Industries, Inc. (formerly UNR Industries, Inc.), is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond property) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate (approximately $150,000 have been incurred for various matters). In addition, to the extent the contamination at the Hammond property is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

     The statements set forth herein regarding anticipated expenditures for environmental matters are forward looking, are based on sampling results currently available to the Company, remediation plans developed and in the process of being developed by independent consultants of CBCC (which plans are based on certain assumptions regarding applicable cleanup standards and methodologies, cost estimates for completion of the remediation activities initiated in 1999 and preliminary cost estimates for completion of remediation at other areas of CBCC's site). Actual costs required to be expended by the Company with respect to such matters may differ materially from current expectations depending on the final resolution of known uncertainties, including finalization of remediation plans for the two remaining areas of CBCC's site, completion of currently ongoing and proposed remediation activities, acceptance by applicable governmental agencies of cleanup standards relied upon in developing remediation plans and cost estimates, discovery of additional contaminants during remediation, any change in CBCC's proposed use of its property which affects any applicable cleanup standard and, with respect to Leavitt, the results of any additional sampling that may be necessary or required at the Hammond, Indiana, property and any remediation activities as may be required by the IDEM at such site.

CONTINGENCIES -- LEGAL PROCEEDINGS

     As discussed in Note 11 of Notes To Consolidated Financial Statements included in Item 8, the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings obtained under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term, and believes that judgment adverse to the Company and CBCC would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

INFLATION

     The Company does not believe that its operations have been significantly affected by inflation.

SAFE HARBOR

     This document contains forward-looking statements regarding the operations of the Company and the industries in which it operates. These statements are identified by the use of words such as "believe," "expects," "anticipates," "will," "should" and other words referring to events to occur in the future. Management uses estimates and assumptions in forming the basis for such forward-looking statements. Such estimates and assumptions, including forecasts regarding demand and pricing for the Company's products, are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated, as described in forward-looking statements. Actual results will be affected by general economic and industry conditions in the end-use markets for the Company's products as well as the impact of competitive products and pricing, including without limitation the impact of imports. Foreign economic activity and the relationship of the U. S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod and steel tube. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption and successfully implement its capacity expansion program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CHASE INDUSTRIES INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................    23
  Consolidated Balance Sheet as of December 31, 1999 and
     1998...................................................    24
  Consolidated Statement of Income for the Years Ended
     December 31, 1999, 1998 and 1997.......................    25
  Consolidated Statement of Changes in Stockholders' Equity
     for the Years Ended December 31, 1999, 1998 and 1997...    26
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997.......................    27
  Notes to Consolidated Financial Statements................    28

FINANCIAL STATEMENT SCHEDULES:
  Valuation and Qualifying Accounts.........................   S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chase Industries Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chase Industries Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Detroit, Michigan
February 10, 2000

                             CHASE INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------

Current assets:
  Cash and cash equivalents.................................  $  9,142    $  9,200
  Receivables, net of allowance for doubtful accounts and
     claims of $1,190 and $1,060 in 1999 and 1998,
     respectively...........................................    33,384      30,180
  Inventories...............................................    45,230      65,776
  Prepaid expenses..........................................     4,609         698
  Deferred income taxes.....................................     3,341       4,982
                                                              --------    --------
          Total current assets..............................    95,706     110,836
Property, plant and equipment, net..........................   121,058      97,152
Other assets................................................    12,808       4,816
                                                              --------    --------
          Total assets......................................  $229,572    $212,804
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 31,588    $ 41,399
  Accrued compensation and benefits.........................     8,167       7,017
  Accrued income taxes......................................     2,714       2,196
  Other accrued liabilities.................................    10,890       5,401
  Current portion of long-term debt.........................       163         152
                                                              --------    --------
          Total current liabilities.........................    53,522      56,165
Long-term debt..............................................    27,175      27,339
Deferred income taxes.......................................    14,829      13,880
                                                              --------    --------
          Total liabilities.................................    95,526      97,384
                                                              --------    --------
Commitments and contingencies...............................        --          --
                                                              --------    --------
Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares
     authorized; 9,084,877 and 9,083,452 shares issued and
     outstanding in 1999 and 1998, respectively.............        91          91
  Nonvoting common stock, $.01 par value, 12,300,000 shares
     authorized; 6,150,118 shares issued and outstanding in
     1999 and 1998..........................................        61          61
  Additional paid-in capital................................    31,504      31,493
  Retained earnings.........................................   102,390      83,775
                                                              --------    --------
          Total stockholders' equity........................   134,046     115,420
                                                              --------    --------
          Total liabilities and stockholders' equity........  $229,572    $212,804
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $391,541   $433,436   $487,783
Cost of goods sold (exclusive of depreciation and
  amortization shown separately below)......................   330,029    371,234    419,412
Lower of cost-or-market inventory writedowns................       900      6,794         --
                                                              --------   --------   --------
          Gross profit......................................    60,612     55,408     68,371
Selling, general and administrative expenses................    17,771     15,960     15,418
Depreciation and amortization...............................    11,650     10,876      9,875
                                                              --------   --------   --------
          Operating income..................................    31,191     28,572     43,078
Interest expense, net.......................................     1,166      3,152      4,653
                                                              --------   --------   --------
          Income before income taxes........................    30,025     25,420     38,425
Provision for income taxes..................................    11,410      9,660     14,603
                                                              --------   --------   --------
          Net income........................................  $ 18,615   $ 15,760   $ 23,822
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   1.22   $   1.04   $   1.57
                                                              ========   ========   ========
  Diluted...................................................  $   1.21   $   1.01   $   1.54
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

                             CHASE INDUSTRIES INC.

                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               ADDITIONAL
                                                      COMMON    PAID-IN     RETAINED
                                                      STOCK     CAPITAL     EARNINGS    TOTAL
                                                      ------   ----------   --------   --------
Balances, January 1, 1997...........................   $101     $30,039     $ 44,193   $ 74,333
  Net income........................................     --          --       23,822     23,822
  Exercised stock options...........................     --         558           --        558
                                                       ----     -------     --------   --------
Balances, December 31, 1997.........................    101      30,597       68,015     98,713
  Net income........................................     --          --       15,760     15,760
  Exercised stock options...........................     --         947           --        947
  Three-for-two stock split.........................     51         (51)          --         --
                                                       ----     -------     --------   --------
Balances, December 31, 1998.........................    152      31,493       83,775    115,420
  Net income........................................     --          --       18,615     18,615
  Exercised stock options...........................     --          11           --         11
                                                       ----     -------     --------   --------
Balances, December 31, 1999.........................   $152     $31,504     $102,390   $134,046
                                                       ====     =======     ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Operating activities:
  Net income...............................................  $ 18,615    $ 15,760    $ 23,822
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    11,650      10,876       9,875
     Deferred income tax expense (benefit).................     2,590        (852)      4,566
     Lower of cost-or-market inventory writedowns..........       900       6,794          --
     Changes in assets and liabilities:
       (Increase) decrease in receivables..................    (3,204)     12,188      (7,854)
       Decrease (increase) in inventories..................    19,646      (8,882)    (11,638)
       (Increase) decrease in prepaid expenses.............    (3,911)        224         209
       (Increase) decrease in other assets.................    (8,627)       (522)      1,205
       (Decrease) increase in accounts payable.............    (9,811)      4,155       1,110
       Increase (decrease) in accrued liabilities..........     7,157       1,538      (2,365)
                                                             --------    --------    --------
          Net cash provided by operating activities........    35,005      41,279      18,930
                                                             --------    --------    --------
Investing activities:
  Expenditures for property, plant and equipment...........   (34,921)    (15,232)    (15,774)
                                                             --------    --------    --------
          Net cash (used in) investing activities..........   (34,921)    (15,232)    (15,774)
                                                             --------    --------    --------
Financing activities:
  Revolving credit facility (repayments) borrowings, net...        --      (7,578)      7,578
  Principal payments on bank term loan.....................        --     (13,000)    (30,000)
  Equipment financing......................................        --       2,000      10,000
  Other, net...............................................      (142)        807         427
                                                             --------    --------    --------
          Net cash (used in) financing activities..........      (142)    (17,771)    (11,995)
                                                             --------    --------    --------
  Net (decrease) increase in cash and cash equivalents.....       (58)      8,276      (8,839)
  Cash and cash equivalents, beginning of year.............     9,200         924       9,763
                                                             --------    --------    --------
  Cash and cash equivalents, end of year...................  $  9,142    $  9,200    $    924
                                                             ========    ========    ========
Supplemental disclosures:
  Interest paid............................................  $    647    $  1,582    $  2,894
                                                             ========    ========    ========
  Income taxes paid........................................  $ 11,703    $  7,955    $ 13,558
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

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation and Organization

     The consolidated balance sheet as of December 31, 1999 and 1998, and the consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt. All significant intercompany transactions have been eliminated in consolidation.

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

     On August 30, 1996, the Company acquired, through Leavitt, the assets and operations of the steel tube division of UNR Industries, Inc., including all the outstanding stock of Holco (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and structural pipe. The Leavitt Acquisition was accounted for as a purchase.

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

  Inventories

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent years. During 1999, the Company recorded a non-cash inventory writedown of $0.9 million due to decreasing flat-rolled steel prices. During 1998, the Company recorded non-cash inventory writedowns totaling $6.8 million due to decreasing flat-rolled steel prices and reductions in the brass metal price.

     If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $1.2 million and $1.7 million lower at December 31, 1999 and 1998, respectively.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method based on estimated useful lives of the assets. Upon retirement or disposal, the cost and accumulated

                             CHASE INDUSTRIES INC.

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

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which was originally effective for years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 delaying the effective date of SFAS 133 by one year. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Management of the Company believes SFAS 133 will not have a material effect on its financial position or results of operations.

2. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Raw materials...............................................  $12,091   $33,657
Work in progress............................................   11,462    10,174
Finished goods..............................................   22,552    22,383
                                                              -------   -------
                                                               46,105    66,214
Tolling metal due customers.................................     (875)     (438)
                                                              -------   -------
                                                              $45,230   $65,776
                                                              =======   =======

                             CHASE INDUSTRIES INC.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment and the related depreciable lives consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Land and land improvements (15-20 years)....................  $  3,592    $  3,545
Buildings and improvements (10-39 years)....................    33,926      24,484
Machinery and equipment (3-20 years)........................   119,291      97,761
Construction in progress....................................    12,472       9,383
                                                              --------    --------
                                                               169,281     135,173
Accumulated depreciation....................................   (48,223)    (38,021)
                                                              --------    --------
                                                              $121,058    $ 97,152
                                                              ========    ========

4. OTHER ASSETS

     Intangibles. Intangible assets recorded in conjunction with the Leavitt Acquisition and the related period of amortization consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Covenant not-to-compete (5 years)...........................  $   500    $   500
Supply agreement (5 years)..................................      560        560
Deferred financing costs (5 years)..........................      450        450
Acquisition costs (5 years).................................      555        555
Excess of cost over estimated fair value of net assets
  acquired (15 years).......................................    3,321      3,321
                                                              -------    -------
                                                                5,386      5,386
Accumulated amortization....................................   (2,115)    (1,480)
                                                              -------    -------
                                                              $ 3,271    $ 3,906
                                                              =======    =======

     Receivable from BP. The receivable from BP represents some of the amounts arising from claims by the Company against BP under the CBCC Purchase Agreement and a Remediation Agreement (as hereinafter defined). The receivable from BP consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Certain environmental remediation costs.....................  $11,975    $ 2,417
Post-closing adjustments per CBCC Purchase Agreement........    1,292      1,292
Environmental-related capital expenditures..................    1,394      1,394
Other costs and claims......................................    1,360        435
                                                              -------    -------
                                                               16,021      5,538
Interest offset:
  Contingent interest.......................................     (254)      (254)
  Interest on BP Note.......................................   (5,568)    (3,712)
Accrued interest on BP Note.................................     (662)      (662)
                                                              -------    -------
                                                               (6,484)    (4,628)
                                                              -------    -------
          Receivable from BP................................  $ 9,537    $   910
                                                              =======    =======

                             CHASE INDUSTRIES INC.

     At December 31, 1999, the receivable from BP reflected a reduction of $6.5 million, which reduction resulted from the Company offsetting interest of $254,000 payable August 24, 1996, and $1,856,000 payable on each of August 24, 1997, 1998 and 1999, under the $20 million promissory note issued to BP in connection with the CBCC Acquisition (the "BP Note"). The Company notified BP in third quarter 1999 that amounts payable by the Company under the BP Note, which matured August 24, 1999, were also being offset against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breaches of the CBCC Purchase Agreement and the Remediation Agreement. To the extent the Company is obligated to pay to BP any additional interest under the BP Note, as described in Note 5, Financing Arrangements below, the Company intends to offset additional interest payable under the BP Note against amounts owed by BP to the extent it is legally entitled to do so. See Note 5, Financing Arrangements, for further discussion of the BP Note.

     Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, BP and CBCC currently are involved in litigation regarding, among other matters, the extent of CBCC's offsets against the BP Note. As a result of the litigation with BP, the Company has maintained the BP Note on its books and, therefore, also has maintained the BP receivable net of interest previously offset as described above. See Note 5, Financing Arrangements and Note 11, Commitments and Contingencies.

5. FINANCING ARRANGEMENTS

     Debt consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
BP Note.....................................................  $20,000   $20,000
Term Loan...................................................    7,000     7,000
Other.......................................................      338       491
                                                              -------   -------
                                                               27,338    27,491
Current portion of long-term debt...........................      163       152
                                                              -------   -------
          Long-term debt....................................  $27,175   $27,339
                                                              =======   =======

     In connection with the CBCC Acquisition, the Company issued the BP Note in the original principal amount of $20.0 million. The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997 and 1998, were offset against the receivable from BP. As of the August 24, 1999, due date of the BP Note, the Company also offset the $1,856,000 in accrued and unpaid interest due August 24, 1999, and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. However, for financial statement reporting purposes, pursuant to Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), the Company continues to record the full principal balance of the BP Note as a liability. SFAS 125 requires that in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor or judicially. As the BP Note is subject to determination in litigation, the Company has maintained the debt on its books and continues to accrue interest at 9.28%. The Company continues to classify the BP Note as long-term because, if necessary, it has the ability to repay the amount on

                             CHASE INDUSTRIES INC.

a long-term basis with borrowings obtained under the Bank Credit Facility. See
Note 4 , Other Assets, and Note 11, Commitments and Contingencies, for further discussion of the BP Note.

     In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility originally included a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Old Revolving Credit Facility"). The Company prepaid $13 million on the Term Loan in 1998, $30 million in 1997 and $10 million in 1996, including all amounts originally due through April 2001. The remaining balance of $7 million on the Term Loan is payable in quarterly installments in amounts ranging from $2,975,000 in July 2001 to $1,025,000 due January 2002. The total borrowing capacity under the Old Revolving Credit Facility was determined monthly by a formula based on levels of accounts receivable and inventory, up to a maximum of $40 million. Effective September 8, 1999, the Company and PNC Bank agreed on an amendment to the Bank Credit Facility which increased the revolving credit facility (the "Revolving Credit Facility") by $10 million, to $50 million, and eliminated the borrowing formula based on levels of accounts receivable and inventory. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time.

     Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 6.5% and 5.7% at December 31, 1999 and 1998, respectively.

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

     Aggregate maturities of long-term debt are as follows: $163,000 in 2000, $26.2 million in 2001, and $1.0 million in 2002.

6. RETIREMENT PLANS

     The Company provides various contributory and noncontributory benefit plans covering substantially all of its employees, including profit sharing plans, employee savings plans under Section 401(k) of the Internal Revenue Code and defined benefit pension plans.

     For plans to which the Company contributes, the contributions become fully vested after five years of service. The amount of Company contributions to the employee savings plans are based on formulas outlined in the plans. Company contributions under the noncontributory qualified profit sharing plans are based on a percentage of eligible employees' compensation. Contributions to the trust fund of the profit sharing plans are discretionary, and the Company has the right to amend, modify or terminate the plans, but in no event will any portion of vested contributions revert to the Company. Charges to expense under the defined contribution plans, for the years ended December 31, 1999, 1998 and 1997, were $967,000, $899,000 and $832,000, respectively.

     The defined benefit retirement plans provide benefits based on a participant's years of service and stated monthly benefit amounts based on the date of retirement. The Company's policy is to make periodic contributions as required by contract or applicable regulations.

                             CHASE INDUSTRIES INC.

     The following tables provide a reconciliation, for the years ended December 31, 1999 and 1998, of the changes in the defined benefit retirement plans' benefit obligations and fair value of assets (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
Change in plan assets:
  Fair value at beginning of year...........................  $ 9,752   $  8,937
  Actual return on plan assets..............................    1,468        536
  Employer contributions....................................      210        434
  Benefit payments..........................................     (233)      (135)
  Other.....................................................      (32)       (20)
                                                              -------   --------
  Fair value at end of year.................................  $11,165   $  9,752
                                                              =======   ========

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Change in benefit obligation:
  Obligation at beginning of year...........................  $11,652   $ 8,834
  Service cost..............................................      370       317
  Interest cost.............................................      778       671
  Plan amendments...........................................       --       678
  Assumption changes........................................     (951)      745
  Actuarial (gain) loss.....................................     (722)      554
  Benefit payments..........................................     (233)     (135)
  Other.....................................................      (31)      (12)
                                                              -------   -------
  Obligation at end of year.................................  $10,863   $11,652
                                                              =======   =======

                                                               DECEMBER 31,
                                                              ---------------
                                                              1999     1998
                                                              -----   -------
Funded Status:
  Balance at end of year....................................  $ 302   $(1,900)
  Unrecognized net actuarial (gain) loss....................   (769)      441
  Unrecognized prior service cost...........................    828       895
                                                              -----   -------
  Pension prepaid expense (accrual).........................  $ 361   $  (564)
                                                              =====   =======

     For the year ended December 31, 1999, the discount rate used in determining the projected benefit obligation was 7.75% and the expected long-term rate of return on assets ranged from 7.0% to 8.5%. For the year ended December 31, 1998, the discount rate used in determining the projected benefit obligation was 6.75% and the expected long-term rate of return on assets ranged from 7.0% to 8.5%.

                             CHASE INDUSTRIES INC.

     The defined benefit retirement plans' net periodic pension expense was as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
  Service cost..............................................  $ 370    $ 317    $ 284
  Interest cost.............................................    778      671      610
  Expected return on plan assets............................   (864)    (962)    (786)
  Net amortization and deferral.............................    160      235      144
                                                              -----    -----    -----
  Net periodic pension expense..............................  $ 444    $ 261    $ 252
                                                              =====    =====    =====

7. INCOME TAXES:

     The consolidated provision for income taxes consisted of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998      1997
                                                         -------    ------    -------
Current taxes:
  Federal..............................................  $ 7,545    $9,216    $ 8,598
  State................................................    1,275     1,296      1,439
                                                         -------    ------    -------
Total current taxes....................................    8,820    10,512     10,037
Deferred taxes expense (benefit).......................    2,590      (852)     4,566
                                                         -------    ------    -------
Provision for income taxes.............................  $11,410    $9,660    $14,603
                                                         =======    ======    =======

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities and were composed of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Net current deferred tax asset:
  Inventory reserves........................................  $ 1,499    $ 2,893
  Accrued employee benefits.................................      971      1,219
  Allowance for doubtful accounts and claims................      272         41
  Other, net................................................      599        829
                                                              -------    -------
                                                              $ 3,341    $ 4,982
                                                              =======    =======
Net long-term deferred tax liability:
  Depreciation and basis differences........................  $14,728    $13,564
  Other, net................................................      101        316
                                                              -------    -------
                                                              $14,829    $13,880
                                                              =======    =======

                             CHASE INDUSTRIES INC.

     A reconciliation of the provision for income taxes compared with the amounts at the federal statutory tax rate follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998      1997
                                                         -------    ------    -------
Tax provision at statutory rate of 35%.................  $10,509    $8,897    $13,449
State taxes............................................      746       842      1,185
Other, net.............................................      155       (79)       (31)
                                                         -------    ------    -------
Provision for income taxes.............................  $11,410    $9,660    $14,603
                                                         =======    ======    =======
Effective tax rate.....................................    38.0%     38.0%      38.0%

8. STOCK OPTIONS

     In November 1994, the Company implemented its 1994 Long-Term Incentive Plan (the "1994 Plan"). Under the 1994 Plan, as amended, 2,106,187 shares of Common Stock are reserved for option grants. Stock options granted on or before December 31, 1999, become exercisable over five years from the grant date (subject to acceleration under certain circumstances), expire after ten years and have an exercise price equal to the closing market price on the grant date.

     In May 1997, the Company implemented its 1997 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the granting of stock options to non-employee directors upon their election to the Board of Directors and, at the election of each non-employee director, in lieu of all or a portion of their annual retainer and meeting fees. Under the Director Plan, 150,000 shares of Common Stock are reserved for option grants. Stock options granted upon election to the Board become exercisable in 20% increments on each of the first five anniversaries of the date of grant, have an exercise price equal to the average closing market price of common stock for the five trading days preceding the date of election to the Board, and expire after ten years. Stock options granted in lieu of the annual retainer and meeting fees are granted quarterly at the end of each quarter, become exercisable immediately upon grant, have an exercise price equal to one-half of the average closing market price of Common Stock for the last five trading days of the quarter to which the grant relates, and expire after ten years.

     In May 1997, the Company implemented its 1997 Executive Deferred Compensation Stock Option Plan (the "Executive Plan") which provides for the granting of stock options to eligible executives of the Company and its subsidiaries who elect to participate in the Executive Plan and receive stock options in lieu of all or a portion of their annual cash bonus. Under the Executive Plan, 450,000 shares of Common Stock are reserved for option grants. Stock options granted under the Executive Plan are granted on the date of determination of a participant's annual cash bonus, become exercisable immediately upon grant and expire after ten years. The stock options related to each annual bonus amount deferred are granted in four series of equal numbers of options, with each series attributed to a calendar quarter in the calendar year to which the bonus relates. Stock options granted in each series have an exercise price equal to one-half of the average closing market price of Common Stock for the last five trading days of the calendar quarter to which such series relates.

                             CHASE INDUSTRIES INC.

     The following summary includes stock options granted under the Plans as of December 31:

                                         1999                   1998                   1997
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                  NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                    OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                                  SHARES      PRICES     SHARES      PRICES     SHARES      PRICES
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  1,586,793   $ 11.42    1,189,621   $  9.00    1,195,575   $  6.77
Granted........................    111,583      8.15      486,392     16.66      129,984     14.98
Exercised......................     (1,425)     6.67      (80,400)     7.28      (54,638)     7.26
Canceled/Forfeited.............    (30,435)    11.75       (8,820)    13.11      (81,300)    13.84
                                 ---------              ---------              ---------
Outstanding at end of year.....  1,666,516     11.19    1,586,793     11.42    1,189,621      9.00
Exercisable at end of year.....  1,044,896      9.05      736,818      8.13      531,406      7.55

     The following table summarizes information about employee stock options outstanding at December 31, 1999:

                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                     ----------------------------------   ----------------------
                                   WEIGHTED   WEIGHTED                  WEIGHTED
                                   AVERAGE     AVERAGE                  AVERAGE
      RANGE OF         NUMBER      EXERCISE   REMAINING     NUMBER      EXERCISE
  EXERCISE PRICES    OUTSTANDING    PRICE       LIFE      EXERCISABLE    PRICE
  ----------------   -----------   --------   ---------   -----------   --------
  $ 4.00 to $ 8.67      667,803     $ 6.68       5.1         664,803     $ 6.67
    8.68 to  15.17      582,988      11.50       6.6         291,608      11.76
   17.34 to  21.67      415,725      18.01       7.0          88,485      18.01
                     ----------                            ---------
    4.00 to  21.67    1,666,516      11.19       6.1       1,044,896       9.05

     Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). However, as permitted under SFAS 123, the Company has elected to continue accounting for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which is an intrinsic value based method of accounting. Had stock option compensation for the Plan been determined based on the fair value of the stock options on the respective grant dates consistent with the methodology of SFAS 123, the pro forma reduction to the Company's net income and basic earnings per share would have been $853,000, $904,000 and $494,000, and $.06, $.06 and $.03 in 1999, 1998 and 1997, respectively.

     The fair value of each stock option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Estimated fair value per share of options granted during the
  year......................................................  $4.26    $6.72    $6.88
Assumptions:
  Annualized dividend yield.................................     --       --       --
  Common stock price volatility.............................   32.6%    29.2%    35.7%
  Risk-free rate of return..................................    6.0%     5.6%     6.4%
  Expected option term (in years)...........................      6        6        6

                             CHASE INDUSTRIES INC.

9. COMMON STOCK AND EARNINGS PER SHARE

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

     The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares are as follows:

                                             YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------
                                1999                  1998                  1997
                         -------------------   -------------------   -------------------
                           SHARES      EPS       SHARES      EPS       SHARES      EPS
                         ----------   ------   ----------   ------   ----------   ------
Basic..................  15,234,413   $ 1.22   15,215,658   $ 1.04   15,141,203   $ 1.57
Stock options..........     101,883    (0.01)     345,211    (0.03)     341,544    (0.03)
                         ----------   ------   ----------   ------   ----------   ------
Diluted................  15,336,296   $ 1.21   15,560,869   $ 1.01   15,482,747   $ 1.54
                         ==========   ======   ==========   ======   ==========   ======

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

     At December 31, 1999 and 1998, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

10. OPERATING LEASE OBLIGATIONS

     Rental expense under operating leases was $1,786,000, $1,744,000 and $541,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the minimum rental commitments under long-term operating leases were as follows: $1,547,000 in 2000, $1,322,000 in 2001, $1,109,000 in
2002, $1,050,000 in 2003 and $49,000 in 2004.

     In December 1997, CBCC entered into a six-year operating lease agreement for certain manufacturing equipment. There are several options available to the Company at the end of the lease term, which include renewal of the lease, purchase of the equipment by CBCC or sale of the equipment.

11. COMMITMENTS AND CONTINGENCIES

     Both CBCC and Leavitt are subject to certain contingent environmental liabilities. These contingent liabilities are described separately below.

                             CHASE INDUSTRIES INC.

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

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that certain areas of the site upon which CBCC's manufacturing facility is located have been contaminated with certain volatile organic compounds (VOCs) as well as total petroleum hydrocarbons and certain metals from historical operating practices. After the CBCC Acquisition, BP and CBCC conducted sampling to attempt to identify and determine the extent of contamination at CBCC's site. Based on the sampling conducted by BP, BP conducted certain remediation activities in 1993.

     Based on the results of sampling conducted by BP and CBCC, CBCC completed an interim remediation for a portion of the site in 1998 at a cost to CBCC of approximately $1 million, which was recorded in third quarter 1998. Based on BP's obligations under the Remediation Agreement, the Company recorded a corresponding $1 million receivable from BP.

     CBCC also initiated additional interim remedial actions for other portions of the site in second quarter 1999, with completion anticipated during first quarter 2000. Costs for this project originally were estimated at $3.1 million and were recorded in second quarter 1999. Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company also recorded a corresponding $3.1 million receivable from BP in second quarter 1999. However, the results of sampling conducted as part of these interim remedial actions initiated in 1999 identified the presence of VOCs that were not covered by the initial scope of these interim actions, including the presence of VOCs where BP previously had conducted remediation activities. As a result, CBCC conducted additional sampling at certain areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan, and began implementing the modified plan in first quarter 2000. The cost estimates for these remediation activities, which CBCC expects to complete in the third or fourth quarter 2000, range from approximately $5.8 million to $8.7 million (in addition to the $2.5 million spent in 1999 for this project), depending on the use of certain of remediation methodologies and disposal options that may be permitted.

     CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project will range from approximately $760,000 to $1.6 million.

     Based on currently available data and the current status of remediation activities, the Company is unable to determine the most likely estimated cost (within the ranges provided) for these projects. As a result, the Company increased its previously established reserve of $3.1 million (which has been partially offset by the $2.5 million spent in 1999) by $6 million as of December 31, 1999, for costs associated with these remediation activities. The resulting $6.6 million reserve amount approximates the low end of these ranges in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of Loss."

     Based on currently available data, the Company believes that upon completion of the remediation activities described above CBCC will have substantially completed the remediation activities that the

                             CHASE INDUSTRIES INC.

Company believes are necessary to address contamination at its site. However, until the completion of these remedial and associated investigatory activities and receipt of approval from the Ohio Environmental Protection Agency (the "Ohio EPA") of CBCC's activities to remediate this contamination, the Company cannot be certain that further remediation activities will not be required at its site.

     Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described below, BP and CBCC currently are involved in litigation regarding, among other things, the extent of BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement. BP has not yet reimbursed CBCC for costs incurred by CBCC for the 1998 and 1999 remediation activities conducted by CBCC, and CBCC has funded these activities with cash flows provided by operating activities and the Bank Credit Facility, as necessary. To the extent BP fails to fund current and future remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to current and future remediation activities at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material effect on the Company's financial condition, results of operations or liquidity.

     Based on the status of remediation activities, other than as described above, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

     The Company notified BP in third quarter 1999 that amounts payable by the Company under the BP Note, which matured August 24, 1999, were being offset against damages incurred by the Company, including environmental investigation and remediation costs incurred by CBCC, as a result of, among other things, the environmental condition of CBCC's site. To the extent CBCC incurs future cleanup costs with respect to the investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or the Remediation Agreement to recover such amounts from BP to the extent such costs exceed the amount recouped as a result of prior offsets against the BP Note.

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

     On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio. In this complaint (as amended, the "Complaint"), plaintiffs seek declaratory judgment regarding the calculation of interest payable under the $20 million BP Note. Under the BP Note, a contingent interest payment was payable August 24, 1996, calculated pursuant to a formula based on the Company's "EBDIT" (defined in the BP Note as earnings before depreciation, interest and taxes, as determined in accordance with GAAP) for years 1990 through 1995. In calculating the interest payable on August 24, 1996, the Company followed the express terms of the BP Note and, accordingly, deducted amortization from earnings for the purposes of the interest calculation. In calculating the interest

                             CHASE INDUSTRIES INC.

payable on August 24, 1996, in accordance with the express terms of the BP Note, the interest payable was $254,746, which the Company offset against the receivable from BP. Plaintiffs allege that, notwithstanding the express terms of the BP Note, the term "EBDIT" should be interpreted to refer to earnings before depreciation, interest, taxes and amortization and, based on such interpretation, allege that the contingent interest payable under the BP Note in August 1996 should have been approximately $5.8 million.

     In addition, under the BP Note interest was payable on August 24 of each year from and after August 24, 1996, until the BP Note matured on August 24, 1999. The interest due and payable on each of August 24, 1998 and 1997, was $1,856,000, which amount the Company also offset against the receivable from BP. As of the August 24, 1999, due date of the BP Note, the Company also offset accrued and unpaid interest of $1,856,000 due August 24, 1999, and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. In the Complaint, Plaintiffs also seek recovery of the $20 million principal amount of the BP Note plus interest allegedly owing on the BP Note.

     On April 6, 1998, the Company filed an Answer and Counterclaim (as amended in July 1999, the "Answer and Counterclaim") disputing the allegations set forth in the Complaint and asserting a counterclaim seeking recovery from BP of an unspecified amount of damages resulting from BP's breach of representations, warranties and covenants contained in the CBCC Purchase Agreement and amounts owed under the Remediation Agreement. The Answer and Counterclaim also seeks to enforce a prior settlement agreement between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and seeks a declaratory judgment confirming the Company's entitlement to offset and/or recoup amounts owed by BP and Old Chase against amounts payable under the BP Note and that no default has occurred under the BP Note. On June 8, 1998, plaintiffs filed a Reply to Counterclaim in response to the Answer and Counterclaim. In plaintiffs' Reply to Counterclaim, as amended, plaintiffs deny any breach by BP of any representations, warranties or covenants contained in the CBCC Purchase Agreement or the Remediation Agreement and deny the existence of any prior settlement agreement reached between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement.

     In December 1999, plaintiffs filed a motion to compel arbitration of the Company's claims raised in the Answer and Counterclaim and to stay the litigation with respect to the Company's counterclaims pending arbitration. The plaintiffs base their motion to compel arbitration on provisions of the Remediation Agreement that require an independent expert to resolve differences between BP and CBCC regarding the scope of certain remediation activities to be performed under the Remediation Agreement. In February 2000, the Company filed a response to plaintiffs' motion to compel arbitration requesting the court to deny plaintiffs' motion or, if the Court determines that any issues are subject to arbitration, to limit the issues to be arbitrated to those specifically contemplated by the Remediation Agreement. The Company's response also requests the court to deny plaintiffs' request to stay the litigation as to any counterclaim not submitted to arbitration. In March 2000, plaintiffs filed a reply to the Company's response, and this motion currently is pending before the court.

     In December 1999, plaintiffs also filed a motion for partial summary judgment against the Company seeking payment by the Company of an amount equal to the difference between (i) the amount that became due on August 24, 1999, under the BP Note (i.e., the $20,000,000 principal amount plus $1,856,000 in accrued interest) and (ii) the amount of Chase's claims that are based on amounts actually spent or incurred by the Company, which plaintiffs allege was approximately $12.5 million as of the August 24, 1999, maturity date of the BP Note. In March 2000, the Company filed a response to plaintiffs' motion requesting the court to deny plaintiffs' motion, asserting that the Company is entitled to offset and recoup the full amount of its damages against amounts that became payable under the BP Note, and presenting evidence that the Company has incurred quantifiable damages (giving effect to the estimated costs of future remediation described above)

                             CHASE INDUSTRIES INC.

ranging from at least $29.2 million to $33.1 million. In March 2000, plaintiffs filed a reply to the Company's response, and this motion is pending before the court.

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

     This case currently is scheduled for trial in September 2000.

     Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's property in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond property remains in place. Prior to the Leavitt Acquisition, Old Leavitt had conducted sampling and had requested the Indiana Department of Environmental Management ("IDEM") to close the UST removal project. The IDEM has not yet issued a "closure" letter, and in fourth quarter 1999 notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Leavitt conducted additional groundwater sampling in first quarter 2000 and intends to submit the results of the sampling, when available, to the IDEM for review and further direction.

     Until these actions are carried out, the Company will be unable to determine what, if any, remedial activities may be required at the Hammond property. Although the cleanup costs associated with the environmental conditions at the Hammond property may be material, based on the results of sampling conducted in 1997 the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond property appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond property. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond property, ROHN Industries, Inc., formerly UNR Industries, Inc., is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond property) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate. In addition, to the extent the contamination at the Hammond property is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

12. BUSINESS SEGMENTS

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

                             CHASE INDUSTRIES INC.

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

                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                          ---------------------------------------------
                                           BRASS       STEEL
                                          PRODUCTS    PRODUCTS    CORPORATE     TOTAL
                                          --------    --------    ---------    --------
Net sales...............................  $268,323    $123,218          --     $391,541
                                          ========    ========                 ========
Operating income........................    32,092         839      (1,740)      31,191
Interest expense, net...................        --          --       1,166        1,166
                                          --------    --------     -------     --------
Income before income taxes..............    32,092         839      (2,906)      30,025
Selected non-cash charges included in
  operating income:
  Lower of cost-or-market inventory
     writedown..........................        --         900          --          900
  Depreciation and amortization.........     6,219       5,431          --       11,650
Total assets............................   116,016      99,117      14,439      229,572
Capital expenditures....................    31,077       3,844          --       34,921

                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                          --------------------------------------------
Net sales...............................  $287,863    $145,573          --    $433,436
                                          ========    ========                ========
Operating income........................    28,352         870        (650)     28,572
Interest expense, net...................        --          --       3,152       3,152
                                          --------    --------    --------    --------
Income before income taxes..............    28,352         870      (3,802)     25,420
Selected non-cash charges included in
  operating income:
  Lower of cost-or-market inventory
     writedowns.........................     3,174       3,620          --       6,794
  Depreciation and amortization.........     5,758       5,118          --      10,876
Total assets............................    84,017     114,124      14,663     212,804
Capital expenditures....................    11,516       3,716          --      15,232

                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                            ------------------------------------------
Net sales.................................  $332,334    $155,449        --    $487,783
                                            ========    ========              ========
Operating income..........................    35,288       7,930      (140)     43,078
Interest expense, net.....................        --          --     4,653       4,653
                                            --------    --------    ------    --------
Income before income taxes................    35,288       7,930    (4,793)     38,425
Selected non-cash charges included in
  operating income:
  Depreciation and amortization...........     4,995       4,880        --       9,875
Total assets..............................    92,008     113,584     3,909     209,501
Capital expenditures......................    11,611       4,163        --      15,774

                             CHASE INDUSTRIES INC.

13. QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share amounts):

                                                                1999*
                                                --------------------------------------
                                                 FIRST     SECOND     THIRD    FOURTH
                                                QUARTER    QUARTER   QUARTER   QUARTER
                                                --------   -------   -------   -------
Net sales.....................................  $103,868   $97,577   $94,461   $95,635
Gross profit..................................  $ 14,708   $15,794   $14,698   $15,412
Net income....................................  $  4,412   $ 5,057   $ 4,292   $ 4,854
Average shares outstanding:
  Basic.......................................    15,234    15,234    15,234    15,235
  Diluted.....................................    15,357    15,326    15,324    15,335
Earnings per share:
  Basic.......................................  $   0.29   $  0.33   $  0.28   $  0.32
  Diluted.....................................  $   0.29   $  0.33   $  0.28   $  0.32

                                                               1998**
                                              ----------------------------------------
                                               FIRST      SECOND     THIRD     FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              --------   --------   --------   -------
Net sales...................................  $125,118   $112,253   $102,580   $93,485
Gross profit................................  $ 18,477   $ 14,757   $ 12,106   $10,068
Net income..................................  $  6,979   $  4,721   $  2,752   $ 1,308
Average shares outstanding:
  Basic.....................................    15,172     15,223     15,233    15,233
  Diluted...................................    15,545     15,698     15,545    15,437
Earnings per share:
  Basic.....................................  $   0.46   $   0.31   $   0.18   $  0.09
  Diluted...................................  $   0.45   $   0.30   $   0.18   $  0.08

                                                               1997
                                             -----------------------------------------
                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
Net sales..................................  $126,074   $129,080   $116,215   $116,414
Gross profit...............................  $ 18,152   $ 17,955   $ 16,042   $ 16,222
Net income.................................  $  6,554   $  6,366   $  5,354   $  5,548
Average shares outstanding:
  Basic....................................    15,115     15,147     15,148     15,152
  Diluted..................................    15,415     15,435     15,536     15,530
Earnings per share:
  Basic....................................  $   0.43   $   0.42   $   0.35   $   0.37
  Diluted..................................  $   0.43   $   0.41   $   0.34   $   0.36

---------------

 * The first quarter of 1999 included lower of cost-or-market inventory expense of $1,800,000 and the fourth quarter included a lower of cost-or-market inventory reversal of $900,000.

** The second, third and fourth quarters of 1998 included lower of cost-or-market inventory writedowns of $2,424,000, $1,000,000 and $3,370,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. For a list of Financial Statements filed as part of this Annual Report, see "Item 8. Financial Statements and Supplementary Data."

     2. Financial Statement Schedules

     Schedule II -- Valuation and Qualifying Accounts (page S-1)

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     3. Exhibits

     Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Sale and Purchase Agreement dated May 15, 1996, among
                            Chase Brass Industries, Inc. (the "Company"), Leavitt
                            Structural Tubing Co. and UNR Industries, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
          2.2            -- Amendment No. 1 to Sale and Purchase Agreement dated July
                            1, 1996, by and among the Company, Leavitt Tube Company,
                            Inc., a Delaware corporation and a wholly owned
                            subsidiary of the Company, Leavitt Structural Tubing Co.
                            and UNR Industries, Inc. (incorporated by reference to
                            Exhibit 2.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.3            -- Amendment No. 2 to Sale and Purchase Agreement dated as of August 29, 1996, among the Company, Leavitt Tube
                            Company, Inc., Leavitt Structural Tubing Co. and UNR
                            Industries, Inc. (incorporated by reference to Exhibit
                            2.4 to the Company's Current Report on Form 8-K filed
                            with the Securities and Exchange Commission on September
                            13, 1996).
          2.4            -- Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.
                            (incorporated by reference to Exhibit 2.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
          3.1            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1998).
          3.2            -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-1 as filed with the Securities and Exchange
                            Commission on November 3, 1994, Registration No.
                            33-83178).
          4.1            -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).
          4.2            -- Exchange Agreement dated November 4, 1994, between the
                            Company and Citicorp Venture Capital Ltd. ("CVC")
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).
          4.3            -- Voting Agreement dated November 4, 1994, between the
                            Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                            (incorporated by reference to Exhibit 4.5 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).
         10.1            -- Credit Agreement by and among the Company, the banks
                            referred to therein and PNC Bank, National Association,
                            as Agent, dated as of August 30, 1996 (incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K filed with the Securities and Exchange
                            Commission on September 13, 1996).
         10.2            -- First Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent dated June 16, 1997
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998).
        +10.3            -- Second Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent dated September 8, 1999.
         10.4*           -- Employment Agreement dated November 10, 1994, between the
                            Company and Mr. Alonzo (incorporated by reference to
                            Exhibit 10.3 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1994).
        +10.5*           -- Employment Agreement dated October 12, 1999, between
                            Chase Brass & Copper Company, Inc., a wholly owned
                            subsidiary of the Company, and John H. Steadman.
         10.6*           -- Chase Industries Inc. 1994 Long-Term Incentive Plan, as
                            amended as of May 14, 1997 (incorporated by reference to
                            Exhibit 10.4 to the Company's Annual Report on Form 10K
                            for the year ended December 31, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.7*           -- First Amendment to Chase Industries Inc. 1994 Long-Term
                            Incentive Plan, as amended May 14, 1997, effective as of
                            November 19, 1999.
         10.8*           -- Chase Industries Inc. 1997 Non-Employee Director Stock
                            Option Plan, as amended May 26, 1998 (incorporated by
                            reference to Exhibit 10.6 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1998).
        +10.9*           -- First Amendment to Chase Industries Inc. 1997
                            Non-Employee Director Stock Option Plan as amended May
                            26, 1998, effective as of November 19, 1999.
         10.10*          -- Chase Industries Inc. 1997 Executive Deferred
                            Compensation Stock Option Plan (incorporated by reference
                            to Exhibit 10.7 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1998).
        +10.11*          -- First Amendment to Chase Industries Inc. 1997 Executive
                            Deferred Compensation Stock Option Plan, effective as of
                            November 19, 1999.
         10.12           -- Indemnification Agreement dated November 10, 1994,
                            between the Company and Mr. Alonzo (incorporated by
                            reference to Exhibit 10.6 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1994).
        +10.13           -- Schedule identifying additional documents substantially identical to the Indemnification Agreement included as
                            Exhibit 10.12 and setting forth the material details in
                            which those documents differ from that document.
         10.14           -- Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated
                            by reference to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
         10.15           -- Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
                            wholly-owned subsidiary of the Company now named Chase
                            Brass & Copper Company, Inc. ("CBCC"), Chase Brass &
                            Copper Company, Incorporated, a Delaware corporation now
                            named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration
                            (Alaska), Inc. ("BP") and The Standard Oil Company
                            ("Standard") (incorporated by reference to Exhibit 10.5
                            to the Company's Registration Statement on Form S-1 as
                            filed with the Securities and Exchange Commission on
                            November 3, 1994, Registration No. 33-83178).
         10.16           -- Subordinated Promissory Note dated August 24, 1990,
                            between the Company and CBCC (incorporated by reference
                            to Exhibit 10.8 to the Company's Registration Statement
                            on Form S-1 as filed with the Securities and Exchange
                            Commission on November 3, 1994, Registration No.
                            33-83178).
         10.17           -- Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and Standard (incorporated by
                            reference to Exhibit 10.10 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).
         10.18           -- Lease Agreement dated October 14, 1985, between UNR
                            Industries, Inc., UNR-Leavitt Division, as lessee, and
                            Madison County Economic Development Authority (formerly
                            known as Industrial Development Authority of Madison
                            County), as lessor, regarding certain real property and
                            improvements located in Madison County, Mississippi
                            ("Madison Lease (1985)") (incorporated by reference to
                            Exhibit 10.12 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19           -- Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1985) from UNR Industries,
                            Inc. to Leavitt Tube Company, Inc. ("Leavitt")
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
         10.20           -- Lease Agreement dated October 14, 1988, between UNR
                            Industries, Inc., UNR-Leavitt Division, as lessee, and
                            Madison County Economic Development Authority (formerly
                            known as Industrial Development Authority of Madison
                            County), as lessor, regarding certain real property and
                            improvements located in Madison County, Mississippi
                            ("Madison Lease (1988)") (incorporated by reference to
                            Exhibit 10.14 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996).
         10.21           -- Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1988) from UNR Industries,
                            Inc. to Leavitt (incorporated by reference to Exhibit
                            10.15 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
         10.22*          -- CBCC Benefit Restoration Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996).
         10.23*          -- Leavitt Supplemental Executive Retirement Plan
                            (incorporated by reference to Exhibit 10.17 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
         10.24           -- Participation Agreement dated as of December 23, 1997,
                            among CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN
                            Amro Bank N.V. and Credit Agricole IndoSuez, as
                            Participants, and ABN Amro Bank N.V., as Agent, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.18 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
         10.25           -- Master Lease dated as of December 23, 1997, between ABN
                            Amro Bank N.V., as Lessor, and CBCC, as Lessee, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
         10.26           -- Lease Supplement No. 1 dated as of December 23, 1997,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.25 (incorporated by reference to Exhibit 10.20
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
         10.27           -- Lease Supplement No. 2 dated as of February 2, 1998,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.25 (incorporated by reference to Exhibit 10.21
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
         10.28           -- Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.24 and Master Lease filed herewith
                            as Exhibit 10.25 (incorporated by reference to Exhibit
                            10.22 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.29           -- Guarantee dated as of December 23, 1997, from the
                            Company, as Obligor, to ABN Amro Bank N.V., as Agent,
                            guaranteeing obligations of CBCC under Participation
                            Agreement filed herewith as Exhibit 10.24 and Master
                            Lease filed herewith as Exhibit 10.25 (incorporated by
                            reference to Exhibit 10.23 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1997).
         21              -- List of Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
        +23              -- Consent of PricewaterhouseCoopers LLP.
        +27              -- Financial Data Schedules (EDGAR filing only).

---------------

+ Filed herewith

     (b) Reports on Form 8-K

     No Current Report on Form 8-K was filed by the Company during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHASE INDUSTRIES INC.

Date: March 29, 2000                        By:    /s/ MARTIN V. ALONZO
                                              ----------------------------------
                                                       Martin V. Alonzo
                                               Chairman of the Board, President
                                                              and
                                                   Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ MARTIN V. ALONZO                   Chairman of the Board,           March 29, 2000
-----------------------------------------------------    President, Chief Executive
                  Martin V. Alonzo                       Officer and Director
                                                         (Principal Executive Officer)

               /s/ MICHAEL T. SEGRAVES                 Chief Financial Officer          March 29, 2000
-----------------------------------------------------    (Principal Financial Officer
                 Michael T. Segraves                     and Principal Accounting
                                                         Officer)

              /s/ RAYMOND E. CARTLEDGE                 Director                         March 30, 2000
-----------------------------------------------------
                Raymond E. Cartledge

              /s/ CHARLES E. CORPENING                 Director                         March 30, 2000
-----------------------------------------------------
                Charles E. Corpening

                /s/ ROBERT D. KENNEDY                  Director                         March 29, 2000
-----------------------------------------------------
                  Robert D. Kennedy

              /s/ THOMAS F. MCWILLIAMS                 Director                         March 29, 2000
-----------------------------------------------------
                Thomas F. McWilliams

                /s/ WILLIAM R. TOLLER                  Director                         March 29, 2000
-----------------------------------------------------
                  William R. Toller

                             CHASE INDUSTRIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT   ADDITIONS   CHARGED TO                BALANCE AT
                                               BEGINNING    COST AND      OTHER                     END OF
                                               OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                               ----------   ---------   ----------   ----------   ----------
Year Ended December 31, 1999
  Allowance for doubtful accounts and
     claims..................................    $1,060       $177         $--          $ 47        $1,190
                                                 ======       ====         ===          ====        ======
Year Ended December 31, 1998
  Allowance for doubtful accounts and
     claims..................................    $1,286       $720         $--          $946        $1,060
                                                 ======       ====         ===          ====        ======
Year Ended December 31, 1997
  Allowance for doubtful accounts and
     claims..................................    $1,236       $ 84         $--          $ 34        $1,286
                                                 ======       ====         ===          ====        ======

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Sale and Purchase Agreement dated May 15, 1996, among
                            Chase Brass Industries, Inc. (the "Company"), Leavitt
                            Structural Tubing Co. and UNR Industries, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
          2.2            -- Amendment No. 1 to Sale and Purchase Agreement dated July
                            1, 1996, by and among the Company, Leavitt Tube Company,
                            Inc., a Delaware corporation and a wholly owned
                            subsidiary of the Company, Leavitt Structural Tubing Co.
                            and UNR Industries, Inc. (incorporated by reference to
                            Exhibit 2.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996).
          2.3            -- Amendment No. 2 to Sale and Purchase Agreement dated as of August 29, 1996, among the Company, Leavitt Tube
                            Company, Inc., Leavitt Structural Tubing Co. and UNR
                            Industries, Inc. (incorporated by reference to Exhibit
                            2.4 to the Company's Current Report on Form 8-K filed
                            with the Securities and Exchange Commission on September
                            13, 1996).
          2.4            -- Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.
                            (incorporated by reference to Exhibit 2.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
          3.1            -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1998).
          3.2            -- By-Laws of the Company (incorporated by reference to
                            Exhibit 3.2 to the Company's Registration Statement on
                            Form S-1 as filed with the Securities and Exchange
                            Commission on November 3, 1994, Registration No.
                            33-83178).
          4.1            -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).
          4.2            -- Exchange Agreement dated November 4, 1994, between the
                            Company and Citicorp Venture Capital Ltd. ("CVC")
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).
          4.3            -- Voting Agreement dated November 4, 1994, between the
                            Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                            (incorporated by reference to Exhibit 4.5 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).
         10.1            -- Credit Agreement by and among the Company, the banks
                            referred to therein and PNC Bank, National Association,
                            as Agent, dated as of August 30, 1996 (incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K filed with the Securities and Exchange
                            Commission on September 13, 1996).
         10.2            -- First Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent dated June 16, 1997
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998).
        +10.3            -- Second Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent dated September 8, 1999.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.4*           -- Employment Agreement dated November 10, 1994, between the
                            Company and Mr. Alonzo (incorporated by reference to
                            Exhibit 10.3 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1994).
        +10.5*           -- Employment Agreement dated October 12, 1999, between
                            Chase Brass & Copper Company, Inc., a wholly owned
                            subsidiary of the Company, and John H. Steadman.
         10.6*           -- Chase Industries Inc. 1994 Long-Term Incentive Plan, as
                            amended as of May 14, 1997 (incorporated by reference to
                            Exhibit 10.4 to the Company's Annual Report on Form 10K
                            for the year ended December 31, 1998).
        +10.7*           -- First Amendment to Chase Industries Inc. 1994 Long-Term
                            Incentive Plan, as amended May 14, 1997, effective as of
                            November 19, 1999.
         10.8*           -- Chase Industries Inc. 1997 Non-Employee Director Stock
                            Option Plan, as amended May 26, 1998 (incorporated by
                            reference to Exhibit 10.6 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1998).
        +10.9*           -- First Amendment to Chase Industries Inc. 1997
                            Non-Employee Director Stock Option Plan as amended May
                            26, 1998, effective as of November 19, 1999.
         10.10*          -- Chase Industries Inc. 1997 Executive Deferred
                            Compensation Stock Option Plan (incorporated by reference
                            to Exhibit 10.7 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1998).
        +10.11*          -- First Amendment to Chase Industries Inc. 1997 Executive
                            Deferred Compensation Stock Option Plan, effective as of
                            November 19, 1999.
         10.12           -- Indemnification Agreement dated November 10, 1994,
                            between the Company and Mr. Alonzo (incorporated by
                            reference to Exhibit 10.6 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1994).
        +10.13           -- Schedule identifying additional documents substantially identical to the Indemnification Agreement included as
                            Exhibit 10.12 and setting forth the material details in
                            which those documents differ from that document.
         10.14           -- Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated
                            by reference to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
         10.15           -- Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
                            wholly-owned subsidiary of the Company now named Chase
                            Brass & Copper Company, Inc. ("CBCC"), Chase Brass &
                            Copper Company, Incorporated, a Delaware corporation now
                            named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration
                            (Alaska), Inc. ("BP") and The Standard Oil Company
                            ("Standard") (incorporated by reference to Exhibit 10.5
                            to the Company's Registration Statement on Form S-1 as
                            filed with the Securities and Exchange Commission on
                            November 3, 1994, Registration No. 33-83178).
         10.16           -- Subordinated Promissory Note dated August 24, 1990,
                            between the Company and CBCC (incorporated by reference
                            to Exhibit 10.8 to the Company's Registration Statement
                            on Form S-1 as filed with the Securities and Exchange
                            Commission on November 3, 1994, Registration No.
                            33-83178).
         10.17           -- Remediation Agreement dated August 24, 1990, by and among the Company, CBCC, BP and Standard (incorporated by
                            reference to Exhibit 10.10 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           -- Lease Agreement dated October 14, 1985, between UNR
                            Industries, Inc., UNR-Leavitt Division, as lessee, and
                            Madison County Economic Development Authority (formerly
                            known as Industrial Development Authority of Madison
                            County), as lessor, regarding certain real property and
                            improvements located in Madison County, Mississippi
                            ("Madison Lease (1985)") (incorporated by reference to
                            Exhibit 10.12 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996).
         10.19           -- Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1985) from UNR Industries,
                            Inc. to Leavitt Tube Company, Inc. ("Leavitt")
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
         10.20           -- Lease Agreement dated October 14, 1988, between UNR
                            Industries, Inc., UNR-Leavitt Division, as lessee, and
                            Madison County Economic Development Authority (formerly
                            known as Industrial Development Authority of Madison
                            County), as lessor, regarding certain real property and
                            improvements located in Madison County, Mississippi
                            ("Madison Lease (1988)") (incorporated by reference to
                            Exhibit 10.14 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1996).
         10.21           -- Assignment and Consent Agreement dated August 28, 1996, assigning the Madison Lease (1988) from UNR Industries,
                            Inc. to Leavitt (incorporated by reference to Exhibit
                            10.15 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1996).
         10.22*          -- CBCC Benefit Restoration Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996).
         10.23*          -- Leavitt Supplemental Executive Retirement Plan
                            (incorporated by reference to Exhibit 10.17 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1996).
         10.24           -- Participation Agreement dated as of December 23, 1997,
                            among CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN
                            Amro Bank N.V. and Credit Agricole IndoSuez, as
                            Participants, and ABN Amro Bank N.V., as Agent, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.18 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
         10.25           -- Master Lease dated as of December 23, 1997, between ABN
                            Amro Bank N.V., as Lessor, and CBCC, as Lessee, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
         10.26           -- Lease Supplement No. 1 dated as of December 23, 1997,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.25 (incorporated by reference to Exhibit 10.20
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
         10.27           -- Lease Supplement No. 2 dated as of February 2, 1998,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.25 (incorporated by reference to Exhibit 10.21
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
         10.28           -- Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.24 and Master Lease filed herewith
                            as Exhibit 10.25 (incorporated by reference to Exhibit
                            10.22 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.29           -- Guarantee dated as of December 23, 1997, from the
                            Company, as Obligor, to ABN Amro Bank N.V., as Agent,
                            guaranteeing obligations of CBCC under Participation
                            Agreement filed herewith as Exhibit 10.24 and Master
                            Lease filed herewith as Exhibit 10.25 (incorporated by
                            reference to Exhibit 10.23 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1997).
         21              -- List of Subsidiaries of the Company (incorporated by
                            reference to Exhibit 21 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
        +23              -- Consent of PricewaterhouseCoopers LLP.
        +27              -- Financial Data Schedules (EDGAR filing only).

---------------

+ Filed herewith