Form 10-Q
period 2000-03-31
CHASE INDUSTRIES INC
filed 2000-05-15
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                             YES  [X]    NO   [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 4, 2000........................................ 9,119,377
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF MAY 4, 2000.............................. 6,150,118*

---------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

================================================================================

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                                               Page
                                                                                                               ----
Item 1.          Financial Statements (Unaudited):

                 Consolidated Balance Sheet as of March 31, 2000
                           and December 31, 1999..............................................................   3

                 Consolidated Statement of Income for the Three Months Ended
                           March 31, 2000 and 1999............................................................   4

                 Consolidated Statement of Cash Flows for the Three Months Ended
                           March 31, 2000 and 1999............................................................   5

                 Notes to Consolidated Financial Statements...................................................   6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  ..................................................................  14


                                             PART II.  OTHER INFORMATION


Item 1.          Legal Proceedings...........................................................................   23

Item 6.          Exhibits and Reports on Form 8-K............................................................   25

                 Signature...................................................................................   27

                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                       March 31,        December 31,
                                                                                          2000              1999
                                                                                       ----------      -------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                            $    1,198      $       9,142
  Receivables, net of allowance for doubtful accounts and
    claims of $1,242 and $1,190 in 2000 and 1999, respectively                             44,934             33,384
  Inventories                                                                              46,001             45,230
  Prepaid expenses                                                                          2,356              4,609
  Deferred income taxes                                                                     3,426              3,341
                                                                                       ----------      -------------
      Total current assets                                                                 97,915             95,706
Property, plant and equipment, net                                                        121,836            121,058
Other assets                                                                               13,012             12,808
                                                                                       ----------      -------------
      Total assets                                                                     $  232,763      $     229,572
                                                                                       ==========      =============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $   28,645      $      31,588
  Accrued compensation and benefits                                                         7,275              8,167
  Accrued income taxes                                                                      3,234              2,714
  Other accrued liabilities                                                                11,106             10,890
  Current portion of long-term debt                                                           170                163
                                                                                       ----------      -------------
      Total current liabilities                                                            50,430             53,522
Long-term debt                                                                             27,441             27,175
Deferred income taxes                                                                      15,169             14,829
                                                                                       ----------      -------------
      Total liabilities                                                                    93,040             95,526
                                                                                       ----------      -------------
Commitments and contingencies                                                                  --                 --
                                                                                       ----------      -------------

Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized;
    9,084,877 shares issued and outstanding
    in 2000 and 1999                                                                           91                 91
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 6,150,118 shares issued and outstanding
    in 2000 and 1999                                                                           61                 61
  Additional paid-in capital                                                               31,504             31,504
  Retained earnings                                                                       108,067            102,390
                                                                                       ----------      -------------
      Total stockholders' equity                                                          139,723            134,046
                                                                                       ----------      -------------
      Total liabilities and stockholders' equity                                       $  232,763      $     229,572
                                                                                       ==========      =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                        Three Months Ended March 31,
                                                           2000               1999
                                                        ---------          ---------
Net sales                                               $ 114,593          $ 103,868

Cost of goods sold (exclusive of depreciation
  and amortization shown separately below)                 98,464             87,360

Lower of cost-or-market inventory writedown                    --              1,800
                                                        ---------          ---------

    Gross profit                                           16,129             14,708

Selling, general and administrative expenses                3,605              4,259

Depreciation and amortization                               3,001              2,817
                                                        ---------          ---------

    Operating income                                        9,523              7,632

Interest expense, net                                         367                516
                                                        ---------          ---------

    Income before income taxes                              9,156              7,116

Provision for income taxes                                  3,479              2,704
                                                        ---------          ---------

    Net income                                          $   5,677          $   4,412
                                                        =========          =========

Earnings per share:

    Basic                                               $    0.37          $    0.29
                                                        =========          =========

    Diluted                                             $    0.37          $    0.29
                                                        =========          =========



                   The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                 Three Months Ended March 31,
                                                                                   2000               1999
                                                                                ------------       ----------
Operating activities:
     Net income                                                                 $      5,677       $    4,412
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                                  3,001            2,817
        Deferred income tax expense (benefit)                                            255             (552)
        Lower of cost-or-market inventory writedown                                       --            1,800
        Changes in assets and liabilities:
           (Increase) in receivables                                                 (11,550)          (7,198)
           (Increase) decrease in inventories                                           (771)          12,100
           (Decrease) in accounts payable                                             (2,943)         (14,465)
           (Decrease) increase in accrued liabilities                                   (156)           1,789
           Other, net                                                                  1,891             (118)
                                                                                ------------       ----------
               Net cash (used in) provided by operating activities                    (4,596)             585
                                                                                ------------       ----------

Investing activities:
     Expenditures for property, plant and equipment                                   (3,621)          (5,388)
                                                                                ------------       ----------
               Net cash (used in) investing activities                                (3,621)          (5,388)
                                                                                ------------       ----------

Financing activities:
     Revolving credit loan borrowings, net                                               361               --
     Principal payments on long-term debt                                                (88)             (83)
     Issuance of common stock - options exercised                                         --                5
                                                                                ------------       ----------
               Net cash provided by (used in) financing activities                       273              (78)
                                                                                ------------       ----------

Net (decrease) in cash and cash equivalents                                           (7,944)          (4,881)

Cash and cash equivalents, beginning of period                                         9,142            9,200
                                                                                ------------       ----------

Cash and cash equivalents, end of period                                        $      1,198       $    4,319
                                                                                ============       ==========

Supplemental disclosures:
     Interest and bank fees paid                                                $        153       $      151
                                                                                ============       ==========
     Income taxes paid                                                          $         --       $      885
                                                                                ============       ==========





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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of March 31, 2000, and December 31, 1999, and the consolidated statements of income and cash flows for the three months ended March 31, 2000 and 1999, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt. All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for March 31, 2000 and 1999, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

         The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. This quarterly report on Form 10-Q should be read in conjunction with the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In June 1999, the FASB issued Statement of Accounting Standards No. 137 delaying the effective date of SFAS 133 by one year. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Management of the Company believes SFAS 133 will not have a material effect on its financial position or results of operations.

2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. In prior periods inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent years. During first quarter 1999, the Company recorded a non-cash inventory writedown of $1.8 million. This writedown was due to decreasing flat-rolled steel prices.

         If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $1.7 million higher at March 31, 2000, and $1.2 million lower at December 31, 1999. Inventories consisted of the following (in thousands):

                                       March 31,       December 31,
                                         2000              1999
                                      ----------       ------------
Raw materials                         $   18,607       $     12,091
Work in progress                           8,953             11,462
Finished goods                            19,655             22,552
                                      ----------       ------------
                                          47,215             46,105
Tolling metal due customers               (1,214)              (875)
                                      ----------       ------------
                                      $   46,001       $     45,230
                                      ==========       ============

3.       COMMON STOCK AND EARNINGS PER SHARE:

         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares were as follows:

                                       Three Months Ended March 31,
                           --------------------------------------------------
                                       2000                    1999
                           ------------------------   -----------------------
                              Shares          EPS        Shares        EPS
                           ------------    --------   ------------   --------
         Basic               15,234,995    $   0.37     15,233,894   $   0.29
         Stock options          112,475          --        122,654         --
                           ------------    --------   ------------   --------
         Diluted             15,347,470    $   0.37     15,356,548   $   0.29
                           ============    ========   ============   ========

         All shares of Common Stock and Nonvoting Common Stock are identical, except that holders of Nonvoting Common Stock have no voting rights. Shares of Nonvoting Common Stock may be converted, at the option of the holder, into Common Stock on a share-for-share basis, except to the extent that the holder of Nonvoting Common Stock is restricted from obtaining

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


certain ownership levels in the Company pursuant to the Small Business Investment Act of 1958 and the Bank Holding Company Act of 1956.

         At March 31, 2000, and December 31, 1999, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

4.       COMMITMENTS AND CONTINGENCIES:

         Both CBCC and Leavitt are subject to certain contingent environmental liabilities. These contingent liabilities are described separately below.

         CBCC. Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that certain areas of the site upon which CBCC's manufacturing facility is located have been contaminated with certain volatile organic compounds (VOCs) as well as total petroleum hydrocarbons and certain metals from historical operating practices. In connection with the CBCC Acquisition the Company and BP entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility. BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. BP has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition. BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

         CBCC initiated interim remedial actions for a portion of CBCC's site in second quarter 1999. Sampling conducted as part of these interim remedial actions identified the presence of VOCs that were not covered by the initial scope of these interim actions. As a result, CBCC conducted additional sampling at certain areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. CBCC began implementing the modified plan in first quarter 2000. As of March 31, 2000, the estimated costs for these remediation activities, which CBCC expects to complete in third or fourth quarter 2000, range from approximately $5.4 million to $8.3 million depending on the use of certain of remediation methodologies, quantities of material generated and disposal options that may be permitted and/or available.

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project will range from approximately $1.3 million to $3.7 million.

         Based on currently available data and the current status of remediation activities, the Company is unable to determine the most likely estimated cost (within the ranges provided) for these projects. As a result, the Company increased its previously established reserve by $0.6 million in first quarter 2000 for costs associated with these remediation activities. Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company also recorded a corresponding $0.6 million receivable from BP. The resulting $6.7 million reserve amount approximates the low end of these ranges in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of Loss."

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

         Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations and has performed certain activities in this regard, as discussed below BP and CBCC currently are involved in litigation regarding, among other things, the extent of BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement. BP has not yet reimbursed CBCC for costs incurred by CBCC for the remediation activities previously conducted by CBCC, and CBCC has funded these activities with cash flows provided by operating activities and the Company's existing bank credit facility (the "Bank Credit Facility"), as necessary. To the extent BP fails to fund current and future remediation activities at CBCC's manufacturing facility, CBCC also will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to current and future remediation activities at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material effect on the Company's financial condition, results of operations or liquidity.

         Based on the status of remediation activities, other than as described above, no reserves have been established regarding the aforementioned matters. Additionally, the Company expects no material impact on its financial position, results of operations or liquidity as a result of the existence of any other environmental conditions related to CBCC.

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The Company notified BP in third quarter 1999 that amounts payable by the Company under the $20 million promissory note issued to BP in connection with the CBCC Acquisition (the "BP Note"), which matured August 24, 1999, were being offset against damages incurred by the Company (including environmental investigation and remediation costs incurred by CBCC) as a result of, among other things, the environmental condition of CBCC's site. To the extent CBCC incurs future cleanup costs with respect to the investigatory and remedial activities at its site, the Company intends to enforce its rights under the CBCC Purchase Agreement and/or the Remediation Agreement to recover such amounts from BP to the extent such costs exceed the amount recouped as a result of prior offsets against the BP Note. The amounts the Company has claimed are owed by BP to the Company are described in Part II., Item 1. Legal Proceedings.

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         In April 1998, the Company filed an Answer and Counterclaim (as amended in July 1999, the "Answer and Counterclaim") disputing the allegations set forth in the Complaint and asserting a counterclaim seeking recovery from BP of an unspecified amount of damages resulting from BP's breach of representations, warranties and covenants contained in the CBCC Purchase Agreement and amounts owed under the Remediation Agreement. The Answer and Counterclaim also seeks to enforce a prior settlement agreement between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and seeks a declaratory judgment confirming the Company's entitlement to offset and/or recoup amounts owed by BP and Old Chase against amounts payable under the BP Note and that no default has occurred under the BP Note.

         Although the Company disputes the plaintiffs' allegations, the Company believes that, even if plaintiffs were to prevail in their positions as set forth in the Complaint, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings available under the Company's existing Bank Credit Facility.

         This case currently is scheduled for trial in September 2000.

         Notwithstanding that the Company has offset amounts payable under the BP Note as described above, for financial statement reporting purposes, pursuant to Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), the Company continues to record the full principal balance of the BP Note as a liability. SFAS 125 requires that, in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor or judicially. As the BP Note is subject to determination in litigation, the Company has maintained the debt on its books and continues to accrue interest at 9.28%. The Company continues to classify the BP Note as long-term because, if necessary, it has the ability to repay the amount on a long-term basis with borrowings available under the Bank Credit Facility.

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's property in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond property remains in place. The Indiana Department of Environmental Management ("IDEM") has not yet issued a "closure" letter with respect to the removal of these USTs, and in fourth quarter 1999 notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Leavitt conducted additional groundwater sampling in first quarter 2000 and has submitted the results of the sampling to the IDEM for review and further direction.

         Until these actions are carried out, the Company will be unable to determine what, if any, remedial activities may be required at the Hammond property. Although the cleanup costs associated with the environmental conditions at the Hammond property may be material, based on the results of sampling conducted in 1997 and first quarter 2000 the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond property appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond property. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

5.       BUSINESS SEGMENTS:

         The Company has two business segments. One, brass products, is engaged in the manufacture and sale of free-machining and forging brass rod; the second, steel products, manufactures and sells structural and mechanical steel tubing and structural pipe.

         The brass products segment, employing more than 300 people at its Montpelier, Ohio plant, is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Its diverse customer base of more than 250 companies uses the "Blue Dot" trademark rod to produce a variety of products, such as plumbing fixtures, heating and air conditioning components, industrial valves, automotive parts and numerous hardware components.

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



                                                                   Three Months Ended March 31,
                                                                 --------------------------------
                                                                    2000                   1999
                                                                 ---------              ---------
Net sales:
  Brass products                                                 $  80,280              $  71,562
  Steel products                                                    34,313                 32,306
                                                                 ---------              ---------
     Total net sales                                             $ 114,593              $ 103,868
                                                                 =========              =========

Operating income:
  Brass products                                                 $   9,801              $   9,119
  Steel products                                                      (213)                (1,322)
  Corporate                                                            (65)                  (165)
                                                                 ---------              ---------
     Total operating income                                      $   9,523              $   7,632
                                                                 =========              =========

Selected non-cash charges included in operating income
Lower of cost-or-market inventory writedown:

  Brass products                                                 $      --              $      --
  Steel products                                                        --                  1,800
                                                                 ---------              ---------
     Total lower of cost-or-market inventory writedown           $      --              $   1,800
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

         CBCC obtains approximately 80% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") had been four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since December 1994. In December 1997, the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. The difference between the Metal Selling Price and the Metal Buying Price was increased to eight cents per pound in September 1999. CBCC also purchases approximately 20% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through March 2000, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000, Compared with Three Months Ended March 31,
1999

         Net sales increased $10.7 million, or 10.3%, to $114.6 million in first quarter 2000 from $103.9 million in first quarter 1999. Net sales increased mainly as a result of an 11% increase in the brass Metal Selling Price. Also, net sales increased due to higher brass rod and steel tubing shipments.

         There were no inventory writedowns recorded in first quarter 2000. The Company recorded a non-cash lower of cost-or-market inventory writedown of $1.8 million in first quarter 1999. The writedown was due to the decreasing prices of flat-rolled steel and steel tubing.

                             CHASE INDUSTRIES INC.

         Excluding the lower of cost-or-market inventory writedown in first quarter 1999, gross profit decreased $0.4 million, or 2.4%, from $16.5 million in first quarter 1999 to $16.1 million in first quarter 2000. The decrease was due to lower unit margins at Leavitt.

         Selling, general and administrative ("SG&A") expenses decreased $0.7 million, or 16.3%, to $3.6 million in first quarter 2000 from $4.3 million in first quarter 1999. The decrease primarily was due to reduced consulting and professional fees.

         Depreciation and amortization increased $0.2 million, or 7.1%, to $3.0 million in first quarter 2000 from $2.8 million in first quarter 1999. The increase was primarily the result of increased depreciation from 1999 capital additions.

         As a result of the above factors, operating income of $9.5 million in first quarter 2000 was flat with first quarter 1999, excluding the lower of cost-or-market inventory writedown.

         Net interest expense decreased $0.1 million, or 20.0%, to $0.4 million in first quarter 2000 from $0.5 million in first quarter 1999, primarily as a result of increased interest income.

         Income tax expense increased $0.8 million, or 29.6%, to $3.5 million in first quarter 2000 as a result of an increase of $2.1 million, or 29.6%, in income before income taxes. In first quarter 2000, the Internal Revenue Service (the "IRS") completed an examination of the federal income tax return filed by the Company for the year ended December 31, 1996. The Company is awaiting the refund from the IRS resulting from the treatment of settled issues for that year. Management believes adequate provisions for income tax have been recorded for all years.

         As a result of the above factors, net income increased $1.3 million, or 29.5%, to $5.7 million in first quarter 2000 from $4.4 million in first quarter 1999. Diluted earnings per share increased to $0.37 in first quarter 2000 from $0.29 in first quarter 1999. First quarter last year included a writedown of inventory to the lower of cost-or-market totaling $0.07 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

General

         At March 31, 2000, cash and cash equivalents totaled $1.2 million decreasing from $9.1 million at year end 1999. Total debt at March 31, 2000, was $27.6 million compared with $27.3 million at year end 1999.

Working Capital

         At March 31, 2000, working capital was $47.5 million, a $5.3 million, or 12.6%, increase from $42.2 million at December 31, 1999. A decrease in cash and cash equivalents of $7.9 million, or 86.8%, was offset by increases in accounts receivable of $11.5 million, or 34.4%, and inventory of $0.8 million, or 1.8%, and a decrease in accounts payable of $3.0 million, or 9.5%.

                             CHASE INDUSTRIES INC.


         The increase in accounts receivable was due primarily to a 19% increase in net sales in first quarter 2000 compared to fourth quarter 1999. The Company's shipments are typically lower in December due to customer shutdowns. The decrease in accounts payable was the result of the timing of metal purchases.

         The Company's current ratio was 1.94 at March 31, 2000, compared to
1.79 at December 31, 1999.

Cash Flow (Used in) Provided by Operating Activities

              For the three months ended March 31, 2000, net cash used in operating activities was $4.6 million, which included net income of $5.7 million and depreciation and amortization of $3.0 million. There was an increase in working capital, excluding cash, debt and deferred taxes, of $13.1 million from December 31, 1999.

         For the three months ended March 31, 1999, net cash provided by operating activities was $0.6 million, which included net income of $4.4 million and depreciation and amortization of $2.8 million, partially offset by an increase in working capital, excluding cash, debt and deferred taxes, of $6.3 million.

Cash Flow (Used in) Investing Activities

         Capital expenditures were $3.6 million for the three months ended March 31, 2000, and $5.4 million for the three months ended March 31, 1999. Capital expenditures in 2000 and 1999 primarily related to construction and equipment costs for the new CBCC foundry discussed below.

Cash Flow Provided by (Used in) Financing Activities

         Cash provided by financing activities of $273,000 for the three months ended March 31, 2000, consisted primarily of borrowings under the Revolving Credit Facility, as defined below.

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

                             CHASE INDUSTRIES INC.

         In second quarter 1998, the Company announced Phase II of Project 400, which was a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. New casting equipment has been installed and a new building is completed. The new brass foundry began producing billets on a trial basis in February 2000 and is now producing billets at expected production rates. The new foundry will reduce costs and also provide for increased production capacity and shipments.

         In fourth quarter 1999, Phase III of Project 400, with an estimated cost of $50 million, was approved by the Company's Board of Directors. A second extrusion press and additional finishing equipment will be installed over the next two years. When Phase III comes on-line in 2002, CBCC's production capacity will exceed 400 million pounds annually. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and the Bank Credit Facility, as necessary.

Bank Credit Facility

         In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility originally included a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). The Company has prepaid all amounts on the Term Loan originally due through April 2001. The remaining balance of $7 million on the Term Loan is payable in quarterly installments in amounts ranging from $2,975,000 in July 2001 to $1,025,000 due January 2002. Effective September 8, 1999, the Company and PNC Bank agreed on an amendment to the Bank Credit Facility which increased the Revolving Credit Facility by $10 million, to $50 million. The Revolving Credit Facility commitment expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time.

         Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 6.5% at March 31, 2000 and December 31, 1999.

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

         As of March 31, 2000, $7 million was outstanding under the Term Loan and $361,000 was outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $48.3 million as of March 31, 2000.

                             CHASE INDUSTRIES INC.

BP Note

         In connection with the CBCC Acquisition, the Company issued a promissory note to Old Chase in the original principal amount of $20 million (the "BP Note"). The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997 and 1998, were offset against the receivable from BP. As of the August 24, 1999 due date of the BP Note, the Company also offset the $1,856,000 in accrued and unpaid interest due August 24, 1999, and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. However, for financial statement reporting purposes, pursuant to Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), the Company continues to record the full principal balance of the BP Note as a liability. SFAS 125 requires that in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor or judicially. As the BP Note is subject to determination in litigation described below, the Company has maintained the debt on its books and continues to accrue interest at 9.28%. The Company continues to classify the BP Note as long-term because, if necessary, it has the ability to repay the amount on a long-term basis with borrowings obtained under the Bank Credit Facility.

CONTINGENCIES - ENVIRONMENTAL MATTERS

         As discussed in Note 4 of Notes to Consolidated Financial Statements included in Item 1., each of CBCC and Leavitt are subject to certain contingent liabilities relating to environmental conditions at their respective facilities.

         CBCC. CBCC initiated interim remedial actions for certain portions of its Montpelier, Ohio site in second quarter 1999. Sampling conducted as part of these interim remedial actions identified the presence of VOCs that were not covered by the initial scope of these interim actions. As a result, CBCC conducted additional sampling of those areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. CBCC began implementing the modified plan in first quarter 2000. As of March 31, 2000, the estimated costs for these remediation activities, which CBCC expects to complete in third or fourth quarter 2000, range from approximately $5.4 million to $8.3 million depending on the use of certain of remediation methodologies, quantities of material generated and disposal options that may be permitted and/or available. CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001 at an estimated cost ranging from approximately $1.3 million to $3.7 million.

         Based on currently available data, the Company believes that, upon completion of the remediation activities described above, CBCC will have substantially completed the remediation

                             CHASE INDUSTRIES INC.

activities at its site that are necessary to address contamination of which CBCC currently is aware. However, until completion of these remedial and associated investigatory activities and receipt of approval from the Ohio EPA of CBCC's activities to remediate this contamination, the Company cannot be certain that further remediation activities will not be required at CBCC's site.

                             CHASE INDUSTRIES INC.

         Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described below under "Contingencies - Legal Proceedings," BP and CBCC currently are involved in litigation regarding, among other things, the extent of BP's obligations under the Remediation Agreement and CBCC Purchase Agreement. BP has not yet reimbursed CBCC for costs incurred by CBCC for prior remediation activities conducted by CBCC. To the extent BP fails to fund current and future remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

         Leavitt. Pending further direction from the IDEM, the Company currently is unable to determine what, if any, remedial activities may be required at Leavitt's Hammond property. Although the cleanup costs associated with the environmental conditions at the Hammond property may be material, based on the results of sampling conducted to date the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond property appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond property. To the extent the Company or Leavitt incurs a liability with respect to site cleanup at the Hammond property, ROHN Industries, Inc. (formerly UNR Industries, Inc.), is contractually obligated to indemnify Leavitt for 90% of losses related to certain environmental conditions, including costs incurred with respect to contaminants released at Leavitt's properties (including the Hammond property) prior to the Leavitt Acquisition, to the extent such losses exceed $400,000 in the aggregate (approximately $150,000 have been incurred for various matters). In addition, to the extent the contamination at the Hammond property is attributed to actions of prior owners, the Company may be entitled to recover from prior owners costs incurred by the Company at the Hammond site. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

         The statements set forth herein regarding anticipated expenditures for environmental matters are forward looking, are based on sampling results currently available to the Company and remediation plans developed and in the process of being developed by independent consultants of CBCC (which plans are based on certain assumptions regarding applicable cleanup standards and

                             CHASE INDUSTRIES INC.

methodologies, cost estimates for completion of the remediation activities initiated in 1999 and preliminary cost estimates for completion of remediation at other areas of CBCC's site). Actual costs required to be expended by the Company with respect to such matters may differ materially from current expectations depending on the final resolution of known uncertainties, including finalization of remediation plans for the two remaining areas of CBCC's site at which remediation currently is contemplated, completion of currently ongoing and proposed remediation activities, acceptance by applicable governmental agencies of cleanup standards relied upon in developing remediation plans and cost estimates, discovery of additional contaminants during remediation, any change in CBCC's proposed use of its property which affects any applicable cleanup standard and, with respect to Leavitt, the results of any additional sampling that may be necessary or required at the Hammond, Indiana, property and any remediation activities as may be required by the IDEM at such site.

CONTINGENCIES - LEGAL PROCEEDINGS

         As discussed in Note 4 of Notes To Consolidated Financial Statements included in Part I., Item 1 and in Part II, Item 1. Legal Proceedings, the Company and CBCC are defendants in a lawsuit regarding amounts payable under the BP Note. As discussed therein, the Company disputes the allegations made in the lawsuit, but believes that, even if the plaintiffs were to prevail in their positions, the Company would be able to pay amounts due, including the principal amount of the BP Note, utilizing cash on hand, offsets of amounts owing from Old Chase and BP, and, if necessary, borrowings available under the Company's existing Bank Credit Facility. Therefore, the Company continues to classify the BP Note as long-term, and believes that judgment adverse to the Company and CBCC would not have a material adverse effect on the Company's financial condition, results of operations or liquidity. See "BP Note" above.

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

                             CHASE INDUSTRIES INC.


                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         The Company is involved in certain claims and litigation as described in Note 4 of Notes to Consolidated Financial Statements included in Part I.,
Item 1, of this report and in Part I, Item 3. Legal Proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         In December 1999, plaintiffs in the lawsuit styled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. filed a motion to compel arbitration of the Company's claims raised in the Answer and Counterclaim and to stay the litigation with respect to the Company's counterclaims pending arbitration. The plaintiffs base their motion to compel arbitration on provisions of the Remediation Agreement that require an independent expert to resolve differences between BP and CBCC regarding the scope of certain remediation activities to be performed under the Remediation Agreement. In February 2000, the Company filed a response to plaintiffs' motion to compel arbitration requesting the court to deny plaintiffs' motion or, if the Court determines that any issues are subject to arbitration, to limit the issues to be arbitrated to those specifically contemplated by the Remediation Agreement. The Company's response also requests the court to deny plaintiffs' request to stay the litigation as to any counterclaim not submitted to arbitration. In March 2000, plaintiffs filed a reply to the Company's response, and this motion currently is pending before the court.

         In December 1999, plaintiffs also filed a motion for partial summary judgment against the Company seeking payment by the Company of an amount equal to the difference between (i) the amount that became due on August 24, 1999, under the BP Note (i.e., the $20,000,000 principal amount plus $1,856,000 in accrued interest) and (ii) the amount of Chase's claims that are based on amounts actually spent or incurred by the Company, which plaintiffs allege was approximately $12.5 million as of the August 24, 1999, maturity date of the BP Note. In March 2000, the Company filed a response to plaintiffs' motion requesting the court to deny plaintiffs' motion, asserting that the Company is entitled to offset and recoup the full amount of its damages against amounts that became payable under the BP Note, and presenting evidence that the Company has incurred quantifiable damages (giving effect to the estimated costs of future remediation described above) ranging from at least $29.2 million to $33.1 million. In March 2000, plaintiffs filed a reply to the Company's response, and this motion is pending before the court.

         In March 2000, the Company filed two motions for partial summary judgment against BP. The first motion for partial summary judgment filed by the Company seeks a declaration that BP has breached both the Asset Purchase Agreement and the Remediation Agreement based upon the environmental condition of the property and BP's failure to comply with its guarantee of compliance with an environmental permit, as well as BP's failure to indemnify the Company for its resulting damages. The second motion for partial summary judgment filed by the Company seeks a declaration that the Company properly deducted amortization in determining "EBDIT" in

                             CHASE INDUSTRIES INC.


the contingent interest calculation under the BP Note. BP has not yet responded to these motions, and they are pending before the court.

         Additional information regarding this lawsuit is included in Note 4 of Notes to Consolidated Financial Statements included in Part I., Item 1. of this report.

                             CHASE INDUSTRIES INC.

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


--------------
+ Filed herewith

                             CHASE INDUSTRIES INC.


    (b)    REPORTS ON FORM 8-K

             No Current Report on Form 8-K was filed by the Company during the first quarter of 2000.

                              CHASE INDUSTRIES INC.



                                S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                            CHASE INDUSTRIES INC.



Date:  May 15, 2000                         By:  /s/ MICHAEL T. SEGRAVES
                                                 ---------------------------
                                                 Michael T. Segraves
                                                 Vice President
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                 Principal Financial Officer)

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