Form 10-Q
period 2000-06-30
CHASE INDUSTRIES INC
filed 2000-08-14
CIK 928950

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


                               YES [X]   NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 7, 2000..................................... 9,127,777
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF AUGUST 7, 2000........................... 6,150,118*


---------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

===============================================================================

                             CHASE INDUSTRIES INC.

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

                                                                                                                Page
                                                                                                                ----
Item 1.          Financial Statements (Unaudited):

                 Consolidated Balance Sheet as of June 30, 2000
                           and December 31, 1999..............................................................   3

                 Consolidated Statement of Income for the Three and Six Months Ended
                           June 30, 2000 and 1999.............................................................   4

                 Consolidated Statement of Cash Flows for the Six Months Ended
                           June 30, 2000 and 1999.............................................................   5

                 Notes to Consolidated Financial Statements...................................................   6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  ..................................................................  14


                           PART II. OTHER INFORMATION


Item 1.          Legal Proceedings...........................................................................   23

Item 4.          Submission of Matters to a Vote of Security Holders.........................................   24

Item 6.          Exhibits and Reports on Form 8-K............................................................   25

                 Signature...................................................................................   27

                             CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                       June 30,       December 31,
                                                                                         2000             1999
                                                                                     ------------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $      1,754     $      9,142
  Receivables, net of allowance for doubtful accounts and
    claims of $1,232 and $1,190 in 2000 and 1999, respectively                             38,975           33,384
  Inventories                                                                              46,872           45,230
  Prepaid expenses                                                                          1,585            4,609
  Deferred income taxes                                                                     3,380            3,341
                                                                                     ------------     ------------
      Total current assets                                                                 92,566           95,706
Property, plant and equipment, net                                                        124,337          121,058
Other assets                                                                               12,883           12,808
                                                                                     ------------     ------------
      Total assets                                                                   $    229,786     $    229,572
                                                                                     ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $     26,539     $     31,588
  Accrued compensation and benefits                                                         6,899            8,167
  Accrued income taxes                                                                      2,376            2,714
  Other accrued liabilities                                                                 8,565           10,890
  Current portion of long-term debt                                                           172              163
                                                                                     ------------     ------------
      Total current liabilities                                                            44,551           53,522
Long-term debt                                                                             22,085           27,175
Deferred income taxes                                                                      18,239           14,829
                                                                                     ------------     ------------
      Total liabilities                                                                    84,875           95,526
                                                                                     ------------     ------------
Commitments and contingencies                                                                --               --
                                                                                     ------------     ------------

Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized; 9,119,377 and
    9,084,877 shares issued and outstanding
    in 2000 and 1999, respectively                                                             92               91
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 6,150,118 shares issued and outstanding
    in 2000 and 1999                                                                           61               61
  Additional paid-in capital                                                               31,761           31,504
  Retained earnings                                                                       112,997          102,390
                                                                                     ------------     ------------
      Total stockholders' equity                                                          144,911          134,046
                                                                                     ------------     ------------
      Total liabilities and stockholders' equity                                     $    229,786     $    229,572
                                                                                     ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                    2000         1999         2000         1999
                                                  --------     --------     --------     --------
Net sales                                         $101,624     $ 97,577     $216,217     $201,445

Cost of goods sold (exclusive of depreciation
   and amortization shown separately below)         86,471       81,783      184,935      169,143

Lower of cost-or-market inventory writedown           --           --           --          1,800
                                                  --------     --------     --------     --------

    Gross profit                                    15,153       15,794       31,282       30,502

Selling, general and administrative expenses         3,530        4,443        7,135        8,702

Depreciation and amortization                        3,206        2,880        6,207        5,697
                                                  --------     --------     --------     --------

    Operating income                                 8,417        8,471       17,940       16,103

Interest expense, net                                  464          314          831          830
                                                  --------     --------     --------     --------

    Income before income taxes                       7,953        8,157       17,109       15,273

Provision for income taxes                           3,022        3,100        6,501        5,804
                                                  --------     --------     --------     --------

    Net income                                    $  4,931     $  5,057     $ 10,608     $  9,469
                                                  ========     ========     ========     ========

Earnings per share:

    Basic                                         $   0.32     $   0.33     $   0.70     $   0.62
                                                  ========     ========     ========     ========
    Diluted                                       $   0.32     $   0.33     $   0.69     $   0.62
                                                  ========     ========     ========     ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                                       Six Months Ended June 30,
                                                                        2000              1999
                                                                    ------------      ------------
   Operating activities:
     Net income                                                     $     10,608      $      9,469
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                      6,207             5,697
        Deferred income tax expense (benefit)                              3,371              (433)
        Lower of cost-or-market inventory writedown                         --               1,800
        Changes in assets and liabilities:
           (Increase) in receivables                                      (5,591)           (3,442)
           (Increase) decrease in inventories                             (1,642)           23,479
           (Decrease) in accounts payable                                 (5,049)          (12,708)
           (Decrease) in accrued liabilities                              (3,931)             (381)
           Other, net                                                      2,632            (3,124)
                                                                    ------------      ------------
               Net cash provided by operating activities                   6,605            20,357
                                                                    ------------      ------------

Investing activities:
     Expenditures for property, plant and equipment                       (9,169)          (11,909)
                                                                    ------------      ------------
               Net cash (used in) investing activities                    (9,169)          (11,909)
                                                                    ------------      ------------

Financing activities:
     Revolving credit facility borrowings, net                             2,044              --
     Repayment of term loan                                               (7,000)             --
     Principal payments on long-term debt                                   (125)             (117)
     Issuance of common stock - options exercised                            257                 6
                                                                    ------------      ------------
               Net cash (used in) financing activities                    (4,824)             (111)
                                                                    ------------      ------------

Net (decrease) increase in cash and cash equivalents                      (7,388)            8,337

Cash and cash equivalents, beginning of period                             9,142             9,200
                                                                    ------------      ------------

Cash and cash equivalents, end of period                            $      1,754      $     17,537
                                                                    ============      ============

Supplemental disclosures:
     Interest and bank fees paid                                    $        349      $        321
                                                                    ============      ============

     Income taxes paid                                              $         40      $      7,159
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

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of June 30, 2000, and December 31, 1999, and the consolidated statements of income and cash flows for the three and six months ended June 30, 2000 and 1999, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt. All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for June 30, 2000 and 1999, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

         The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. This quarterly report on Form 10-Q should be read in conjunction with the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $2.4 million higher at June 30, 2000, and $1.2 million lower at December 31, 1999. Inventories consisted of the following (in thousands):

                                          June 30,        December 31,
                                            2000              1999
                                        ------------      ------------
Raw materials                           $     19,163      $     12,091
Work in progress                               7,701            11,462
Finished goods                                21,127            22,552
                                        ------------      ------------
                                              47,991            46,105
Tolling metal due customers                   (1,119)             (875)
                                        ------------      ------------
                                        $     46,872      $     45,230
                                        ============      ============

3.       COMMON STOCK AND EARNINGS PER SHARE:

         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares were as follows:


                                      Three Months Ended June 30,
                                      ---------------------------
                                   2000                          1999
                                   ----                          ----
                           Shares           EPS          Shares           EPS
                         ----------     ----------     ----------     ----------
Basic                    15,257,785     $     0.32     15,234,260     $     0.33
Stock options               132,837           --           92,238           --
                         ----------     ----------     ----------     ----------
Diluted                  15,390,622     $     0.32     15,326,498     $     0.33
                         ==========     ==========     ==========     ==========

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                         Six Months Ended June 30,
                                         -------------------------
                                    2000                           1999
                                    ----                           ----
                           Shares           EPS           Shares           EPS
                           ------           ---           ------           ---
Basic                    15,246,390     $     0.70      15,234,078     $     0.62
Stock options               122,485          (0.01)        108,062           --
                         ----------     ----------      ----------     ----------
Diluted                  15,368,875     $     0.69      15,342,140     $     0.62
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

         At June 30, 2000, and December 31, 1999, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

4.       COMMITMENTS AND CONTINGENCIES:

         Both CBCC and Leavitt are subject to certain contingent environmental liabilities. These contingent liabilities are described separately below.

         CBCC. Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that certain areas of the site upon which CBCC's manufacturing facility is located have been contaminated with certain volatile organic compounds ("VOCs") as well as total petroleum hydrocarbons and certain metals from historical operating practices. In connection with the CBCC Acquisition the Company and BP entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP is responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility. BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date. BP has performed certain activities in this regard and has acknowledged liability for certain releases of regulated substances into the environment which occurred prior to the CBCC Acquisition. BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         CBCC initiated interim remedial actions for a portion of CBCC's site in second quarter 1999. Sampling conducted as part of these interim remedial actions identified the presence of VOCs that were not covered by the initial scope of these interim actions. As a result, CBCC conducted additional sampling at certain areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. CBCC began implementing the modified plan in first quarter 2000. As of June 30, 2000, the estimated remaining costs for these remediation activities, which CBCC expects to complete in fourth quarter 2000, range from approximately $2.8 million to $5.7 million depending on the use of certain of remediation methodologies, quantities of material generated and disposal options that may be permitted and/or available.

         CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project will range from approximately $1.3 million to $3.9 million.

         Based on currently available data and the current status of remediation activities, the Company is unable to determine the most likely estimated cost (within the ranges provided) for these projects. As a result, based on the current cost estimates, in second quarter 2000 the Company increased by $0.3 million its previously established reserve for costs associated with these remediation activities, which increase was more than offset by payments of remediation costs previously reserved against. The resulting $4.1 million reserve amount is at the low end of these ranges in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss." Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company also recorded in second quarter 2000 a corresponding $0.3 million addition to the receivable from BP.

         Based on currently available data, the Company believes that upon completion of the remediation activities described above CBCC will have substantially completed the remediation activities that the Company believes are necessary to address contamination at CBCC's site. However, until the completion of these remedial and associated investigatory activities and receipt of approval from the Ohio Environmental Protection Agency (the "Ohio EPA") of CBCC's activities to remediate this contamination, the Company cannot be certain that further remediation activities will not be required at CBCC's site.

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

         The Company disputes the allegations set forth in the Complaint and has asserted a counterclaim seeking recovery from BP of damages resulting from BP's breach of representations, warranties and covenants contained in the CBCC Purchase Agreement and amounts owed under the Remediation Agreement. The counterclaim also seeks to enforce a prior settlement agreement between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and seeks a declaratory judgment confirming the Company's entitlement to offset and/or recoup amounts owed by BP and Old Chase against amounts payable under the BP Note and that no default has occurred under the BP Note.

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

         The steel products segment is a leading producer of structural and mechanical steel tubing and structural pipe, employing approximately 340 people at its two plants in Chicago, Illinois, and one plant in Jackson, Mississippi. Structural steel tubing is used in non-residential construction, farm equipment and other commercial applications. The mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Structural pipe is used for handrails, scaffolding and communications towers.

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

                                                                   Three Months Ended June 30,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
Net sales:
  Brass products                                                 $     72,526      $     65,700
  Steel products                                                       29,098            31,877
                                                                 ------------      ------------
     Total net sales                                             $    101,624      $     97,577
                                                                 ============      ============

Operating income:
  Brass products                                                 $      9,103      $      8,057
  Steel products                                                         (686)              819
  Corporate                                                              --                (405)
                                                                 ------------      ------------
     Total operating income                                      $      8,417      $      8,471
                                                                 ============      ============

Selected non-cash charges included in operating income
Lower of cost-or-market inventory writedown:
  Brass products                                                 $       --        $       --
  Steel products                                                         --                --
                                                                 ------------      ------------

     Total lower of cost-or-market inventory writedown           $       --        $       --
                                                                 ============      ============


                                                                    Six Months Ended June 30,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
Net sales:
  Brass products                                                 $    152,806      $    137,262
  Steel products                                                       63,411            64,183
                                                                 ------------      ------------
     Total net sales                                             $    216,217      $    201,445
                                                                 ============      ============

Operating income:
  Brass products                                                 $     18,904      $     17,176
  Steel products                                                         (899)             (503)
  Corporate                                                               (65)             (570)
                                                                 ------------      ------------
     Total operating income                                      $     17,940      $     16,103
                                                                 ============      ============

Selected non-cash charges included in operating income
Lower of cost-or-market inventory writedown:
  Brass products                                                 $       --        $       --
  Steel products                                                         --               1,800
                                                                 ------------      ------------
     Total lower of cost-or-market inventory writedown           $       --        $      1,800
                                                                 ============      ============

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

         CBCC obtains approximately 70% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") had been four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since December 1994. In December 1997, the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. The difference between the Metal Selling Price and the Metal Buying Price was increased to eight cents per pound in September 1999. CBCC also purchases approximately 30% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through June 2000, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000, Compared with Three Months Ended June 30, 1999

         Net sales increased $4.0 million, or 4.1%, to $101.6 million in second quarter 2000 from $97.6 million in second quarter 1999. Net sales increased mainly as a result of a 10% increase in the brass rod Metal Selling Price. Also, net sales increased due to higher brass rod shipments. Partially offsetting the increase in brass rod sales was a 19% reduction in Leavitt's shipments and lower unit margins resulting from higher steel costs.

         Gross profit decreased $0.6 million, or 3.8%, from $15.8 million in second quarter 1999 to $15.2 million in second quarter 2000.

                             CHASE INDUSTRIES INC.

         Selling, general and administrative ("SG&A") expenses decreased $0.9 million, or 20.5%, to $3.5 million in second quarter 2000 from $4.4 million in second quarter 1999. The decrease primarily was due to reduced professional and consulting expenses.

         Depreciation and amortization increased $0.3 million, or 10.3%, to $3.2 million in second quarter 2000 from $2.9 million in second quarter 1999. The increase was primarily the result of increased depreciation primarily from the new brass foundry.

         As a result of the above factors, operating income of $8.4 million in second quarter 2000 was flat with second quarter 1999. CBCC's operating income for second quarter 2000 increased $1.0 million as compared with second quarter 1999, primarily due to the new brass foundry lowering metal costs and lower SG&A expenses. Leavitt's operating income for second quarter 2000 decreased $1.5 million as compared with second quarter 1999, primarily due to lower shipments and lower unit margins resulting from higher steel costs.

         Net interest expense increased $0.2 million to $0.5 million in second quarter 2000 from $0.3 million in second quarter 1999, primarily as a result of lower capitalized interest expense due to the completion of the new brass foundry.

         Income tax expense decreased $0.1 million, or 3.2%, to $3.0 million in second quarter 2000 as a result of a decrease of $0.2 million, or 2.4%, in income before income taxes. The effective tax rates for 2000 and 1999 were 38%.

         As a result of the above factors, net income decreased $0.2 million, or 3.9%, to $4.9 million in second quarter 2000 from $5.1 million in second quarter 1999. Diluted earnings per share decreased to $0.32 in second quarter 2000 from $0.33 in second quarter 1999.

Six Months Ended June 30, 2000, Compared with Six Months Ended June 30, 1999

         Net sales increased $14.8 million, or 7.3%, to $216.2 million in 2000. Net sales increased mainly as a result of an 11% increase in the brass rod Metal Selling Price. Also, net sales increased due to higher brass rod shipments. Net sales at Leavitt were flat as a result of increased tube prices being offset by lower shipments.

         There were no inventory writedowns recorded in 2000. The Company recorded a non-cash lower of cost-or-market inventory writedown of $1.8 million for the six months ended June 30, 1999. The 1999 writedown was due to the decreasing prices of flat-rolled steel and steel tubing.

         Gross profit for the six months ended June 30, 2000, excluding the lower of cost-or-market inventory writedown, decreased $1.0 million, or 3.1%, to $31.3 million from 1999. Gross profit was adversely effected by competitive steel tubing price pressures, which have reduced steel tubing margins.

         SG&A expenses decreased $1.6 million, or 18.4%, to $7.1 million for the six months ended June 30, 2000. The decrease was partly due to reduced professional and consulting costs.

                             CHASE INDUSTRIES INC.

         Depreciation and amortization increased $0.5 million, or 8.8%, to $6.2 million due to the new brass foundry.

         As a result of the above factors, operating income, excluding the lower of cost-or-market inventory writedown, for the six months ended June 30, 2000, was flat, compared with 1999.

         Net interest expense for the six months ended June 30, 2000 was flat as compared with 1999, primarily due to increased interest income in 2000 and lower capitalized interest expense.

         Income tax expense for the six months ended June 30, 2000, increased $0.7 million, or 12.1%, to $6.5 million as a result of an increase of $1.8 million, or 11.8%, in income before income taxes. In first quarter 2000, the Internal Revenue Service (the "IRS") completed an examination of the federal income tax return filed by the Company for the year ended December 31, 1996. In July 2000, the Company received a refund in the amount of $1.1 million from the IRS resulting from the treatment of settled issues for that year. Management believes adequate provisions for income tax have been recorded for all years.

         As a result of the above factors, net income increased $1.1 million, or 11.6%, to $10.6 million in 2000 from $9.5 million in 1999. Diluted earnings per share increased to $0.69 in 2000 from $0.62 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

General

         At June 30, 2000, cash and cash equivalents totaled $1.8 million decreasing from $9.1 million at year end 1999. Total debt at June 30, 2000, was $22.3 million compared with $27.3 million at year end 1999.

Working Capital

         At June 30, 2000, working capital was $48.0 million, a $5.8 million, or 13.7%, increase from $42.2 million at December 31, 1999. A decrease in cash and cash equivalents of $7.3 million, or 80.2%, was offset by increases in accounts receivable of $5.6 million, or 16.8%, and inventory of $1.7 million, or 3.8%, and a decrease in accounts payable of $5.1 million, or 16.1%.

         The increase in accounts receivable was due primarily to an increase in net sales in second quarter 2000 compared to fourth quarter 1999. The Company's shipments are typically lower in December due to customer shutdowns. The decrease in accounts payable was the result of the timing of metal purchases, payment of accrued environmental costs and the completion of the new brass foundry project.

         The Company's current ratio was 2.08 at June 30, 2000, compared to
1.79 at December 31, 1999.

                             CHASE INDUSTRIES INC.

Cash Flow Provided by Operating Activities

         For the six months ended June 30, 2000, net cash provided by operating activities was $6.6 million, which included net income of $10.6 million and depreciation and amortization of $6.2 million. There was an increase in working capital, excluding cash, debt and deferred taxes, of $13.2 million from December 31, 1999.

         For the six months ended June 30, 1999, net cash provided by operating activities was $20.4 million, which included net income of $9.5 million and depreciation and amortization of $5.7 million. There was a decrease in working capital, excluding cash, debt and deferred taxes, of $8.5 million.

Cash Flow (Used in) Investing Activities

         Capital expenditures were $9.2 million for the six months ended June 30, 2000, and $11.9 million for the six months ended June 30, 1999. Capital expenditures in 2000 and 1999 primarily related to construction and equipment costs for the new CBCC foundry discussed below. Capital expenditures in 2000 also included $4.0 million in capital equipment costs for Phase III of Project 400, discussed below.

Cash Flow (Used in) Financing Activities

         Cash used in financing activities of $4.8 million for the six months ended June 30, 2000, consisted primarily of the repayment of the Term Loan ($7.0 million) and borrowings under the Revolving Credit Facility, as defined below. The Term Loan was paid off in June, 2000, three years ahead of schedule.

         Cash used in financing activities of $0.1 million for the six months ended June 30, 1999, consisted primarily of principal payments on long-term debt.

Capital Resources

         In 1996, CBCC launched a capital project referred to as "Project 400." The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to approximately 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters have increased productivity and improved quality. The total cost of the first phase of the project was approximately $12 million and was financed through a six-year operating lease.

         In second quarter 1998, the Company announced Phase II of Project 400, which was a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. New casting equipment has been installed and a new building is completed. The new brass foundry began producing billets on a trial basis in February 2000 and is now producing billets at expected production rates. The new foundry has reduced costs and increased production capacity and shipments.

                             CHASE INDUSTRIES INC.

         In fourth quarter 1999, Phase III of Project 400, with an estimated cost of $50 million, was approved by the Company's Board of Directors. Phase III building construction began during second quarter 2000. Contracts were signed for the long-lead-time equipment, including new finishing equipment, billet heaters and the extrusion press. A second extrusion press and additional finishing equipment will be installed over the next two years. When Phase III comes on line, which is expected to occur in 2002, CBCC's production capacity will exceed 400 million pounds annually. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and the Bank Credit Facility, as necessary.

Bank Credit Facility

         In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility originally included a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). Prior to second quarter 2000, the Company had prepaid all amounts on the Term Loan originally due through April 2001. The remaining balance of $7 million on the Term Loan was prepaid in second quarter 2000. Effective September 8, 1999, the Company and PNC Bank agreed on an amendment to the Bank Credit Facility which increased the Revolving Credit Facility by $10 million, to $50 million. The Revolving Credit Facility commitment currently expires August 30, 2001, and the Company can request a one-year extension of the expiration date at any time, subject to approval by the lenders.

         Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. The weighted average interest rate on the Bank Credit Facility was 6.5% at December 31, 1999.

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

         As of June 30, 2000, $2.0 million was outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $46.6 million as of June 30, 2000.

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

                             CHASE INDUSTRIES INC.

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

         CBCC. CBCC initiated interim remedial actions for certain portions of its Montpelier, Ohio site in second quarter 1999. Sampling conducted as part of these interim remedial actions identified the presence of VOCs that were not covered by the initial scope of these interim actions. As a result, CBCC conducted additional sampling of those areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. CBCC began implementing the modified plan in first quarter 2000. As of June 30, 2000, the estimated remaining costs for these remediation activities, which CBCC expects to complete in fourth quarter 2000, range from approximately $2.8 million to $5.8 million depending on the use of certain of remediation methodologies, quantities of material generated and disposal options that may be permitted and/or available. CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001 at an estimated cost ranging from approximately $1.7 million to $3.9 million.

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

                             CHASE INDUSTRIES INC.

         Although BP has acknowledged its contractual obligation to fund certain investigatory and cleanup activities related to site contamination attributable to Old Chase's operations, as described below under "Contingencies
- Legal Proceedings" BP and CBCC currently are involved in litigation regarding, among other things, the extent of BP's obligations under the Remediation Agreement and CBCC Purchase Agreement. BP has not yet reimbursed CBCC for costs incurred by CBCC for prior remediation activities conducted by CBCC. To the extent BP fails to fund current and future remediation activities at CBCC's manufacturing facility, CBCC will be required to fund these activities. However, to the extent CBCC is required to fund cleanup costs related to the remediation of contamination at its manufacturing facility, the Company believes it would be able to fund these costs with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

                             CHASE INDUSTRIES INC.

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

                             CHASE INDUSTRIES INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in certain claims and litigation as described in Note 4 of Notes to Consolidated Financial Statements included in Part I.,
Item 1, of this report and in Part I, Item 3. Legal Proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and
Part II, Item 1 Legal Proceedings contained in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

         In March 2000, in the lawsuit styled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc., the Company filed two motions for partial summary judgment against BP. The first motion for partial summary judgment filed by the Company seeks a declaration that BP has breached both the Asset Purchase Agreement and the Remediation Agreement based upon the environmental condition of the property and BP's failure to comply with its guarantee of compliance with an environmental permit, as well as BP's failure to indemnify the Company for its resulting damages. The second motion for partial summary judgment filed by the Company seeks a declaration that the Company properly deducted amortization in determining "EBDIT" in the contingent interest calculation under the BP Note. In May 2000 BP filed a response to each of the Company's motions requesting the court to deny the motions. In June 2000 the Company filed a reply to each of BP's responses. These motions currently are pending before the court.

         Additional information regarding this lawsuit is included in Note 4 of Notes to Consolidated Financial Statements included in Part I., Item 1. of this report.

                             CHASE INDUSTRIES INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 31, 2000, for the purpose of electing a board of directors, ratifying the appointment of independent accountants and transacting such other business as properly came before the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         The only matters acted upon at the meeting were the election of directors and the ratification of the Company's independent accountants. All nominees for directors as listed in the Proxy Statement dated April 10, 2000, were elected with the following vote:

                                        Shares Voted "For"          Shares "Withheld"           Broker Non-Votes
                                        ------------------          -----------------           ----------------
Martin V. Alonzo                            8,118,876                      64,620                     -0-
Raymond E. Cartledge                        8,118,876                      64,620                     -0-
Charles E. Corpening                        7,957,281                     226,215                     -0-
John R. Kennedy                             7,986,226                     197,270                     -0-
Robert D. Kennedy                           8,106,181                      77,315                     -0-
Thomas F. McWilliams                        8,115,276                      68,220                     -0-
William R. Toller                           8,117,926                      65,570                     -0-

         The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

     Share Voted "For"            Shares Voted "Against"           Shares Abstaining            Broker Non-Votes
     -----------------            ----------------------           -----------------            ----------------
         8,158,095                        19,849                         5,552                        -0-

                             CHASE INDUSTRIES INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         3.1      -        Restated Certificate of Incorporation of the Company
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 1998), as amended by the
                           Certificate of First Amendment to the Company's
                           Restated Certificate of Incorporation (incorporated
                           by reference to Exhibit 3.2 to the Company's Current
                           Report on Form 8-K dated May 14, 1997) and
                           Certificate of Second Amendment to the Company's
                           Restated Certificate of Incorporation, (incorporated
                           by reference to Exhibit 3.2 to the Company's Current
                           Report on Form 8-K dated May 26, 1998).

         3.2      -        By-Laws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement
                           on Form S-1 as filed with the Securities and
                           Exchange Commission on November 3, 1994,
                           Registration No. 33-83178).

         4.1      -        Specimen Common Stock Certificate (incorporated by
                           reference to Exhibit 4.1 to the Company's
                           Registration Statement on Form S-1 as filed with the
                           Securities and Exchange Commission on November 3,
                           1994, Registration No. 33-83178).

         4.2      -        Exchange Agreement dated November 4, 1994, between
                           the Company and Citicorp Venture Capital Ltd.
                           ("CVC") (incorporated by reference to Exhibit 4.4 to
                           the Company's Registration Statement on Form S-8
                           dated December 9, 1994, Registration No. 33-87278).

         4.3      -        Voting Agreement dated November 4, 1994, between the
                           Company, CVC and Martin V. Alonzo ("Mr. Alonzo")
                           (incorporated by reference to Exhibit 4.5 to the
                           Company's Registration Statement on Form S-8 dated
                           December 9, 1994, Registration No. 33-87278).

         +27      -        Financial Data Schedule (EDGAR filing only).


----------
+ Filed herewith

                             CHASE INDUSTRIES INC.

(b)      REPORTS ON FORM 8-K

         No Current Report on Form 8-K was filed by the Company during the second quarter of 2000.

                             CHASE INDUSTRIES INC.



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                         CHASE INDUSTRIES INC.




Date:  August 14, 2000                   By:    /s/ MICHAEL T. SEGRAVES
                                                -----------------------
                                                Michael T. Segraves
                                                Vice President
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                Principal Financial Officer)

                             CHASE INDUSTRIES INC.




                               INDEX TO EXHIBITS


EXHIBIT                                                                                SEQUENTIALLY
NUMBER                             DESCRIPTION OF EXHIBITS                             NUMBERED PAGE
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



----------
+  Filed herewith