Form 10-Q
period 2000-09-30
CHASE INDUSTRIES INC
filed 2000-11-14
CIK 928950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       or
     [ ]       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____

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


                                 YES [X] NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF
   NOVEMBER 6, 2000..................................................9,135,427

NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF
   NOVEMBER 6, 2000..................................................6,150,118*

----------------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.


===============================================================================

                             CHASE INDUSTRIES INC.

                               TABLE OF CONTENTS


                         PART I. FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
Item 1.          Financial Statements (Unaudited):

                 Consolidated Balance Sheet as of September 30, 2000
                           and December 31, 1999..............................................................   3

                 Consolidated Statement of Income for the Three and Nine Months Ended
                           September 30, 2000 and 1999........................................................   4

                 Consolidated Statement of Cash Flows for the Nine Months Ended
                           September 30, 2000 and 1999........................................................   5

                 Notes to Consolidated Financial Statements...................................................   6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  ..................................................................  16

                           PART II. OTHER INFORMATION


Item 1.          Legal Proceedings...........................................................................   26

Item 6.          Exhibits and Reports on Form 8-K............................................................   27

                 Signature...................................................................................   29

                             CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                September 30,   December 31,
                                                                                    2000           1999
                                                                                -------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                       $  6,339       $  9,142
  Receivables, net of allowance for doubtful accounts and
    claims of $1,267 and $1,190 in 2000 and 1999, respectively                      41,595         33,384
  Inventories                                                                       49,233         45,230
  Prepaid expenses                                                                   1,245          4,609
  Deferred income taxes                                                              3,845          3,341
                                                                                  --------       --------
      Total current assets                                                         102,257         95,706
Property, plant and equipment, net                                                 125,816        121,058
Other assets                                                                        14,024         12,808
                                                                                  --------       --------
      Total assets                                                                $242,097       $229,572
                                                                                  ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $ 30,739       $ 31,588
  Accrued compensation and benefits                                                  7,608          8,167
  Accrued income taxes                                                               4,642          2,714
  Other accrued liabilities                                                          9,320         10,890
  Current portion of long-term debt                                                    172            163
                                                                                  --------       --------
      Total current liabilities                                                     52,481         53,522
Long-term debt                                                                      20,041         27,175
Deferred income taxes                                                               20,436         14,829
                                                                                  --------       --------
      Total liabilities                                                             92,958         95,526
                                                                                  --------       --------
Commitments and contingencies                                                           --             --
                                                                                  --------       --------

Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized; 9,127,927 and
    9,084,877 shares issued and outstanding
    in 2000 and 1999, respectively                                                      92             91
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 6,150,118 shares issued and outstanding
    in 2000 and 1999                                                                    61             61
  Additional paid-in capital                                                        31,827         31,504
  Retained earnings                                                                117,159        102,390
                                                                                  --------       --------
      Total stockholders' equity                                                   149,139        134,046
                                                                                  --------       --------
      Total liabilities and stockholders' equity                                  $242,097       $229,572
                                                                                  ========       ========


        The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                 September 30,
                                                      2000           1999           2000           1999
                                                    --------       --------       --------       --------
Net sales                                           $ 96,361       $ 94,461       $312,578       $295,906

Cost of goods sold (exclusive of depreciation
   and amortization shown separately below)           82,319         79,763        267,254        248,906

Lower of cost-or-market inventory writedown               --             --             --          1,800
                                                    --------       --------       --------       --------

    Gross profit                                      14,042         14,698         45,324         45,200

Selling, general and administrative expenses           3,796          4,740         10,931         13,442

Depreciation and amortization                          3,204          2,979          9,411          8,676
                                                    --------       --------       --------       --------

    Operating income                                   7,042          6,979         24,982         23,082

Interest expense, net                                    330             56          1,161            886
                                                    --------       --------       --------       --------

    Income before income taxes                         6,712          6,923         23,821         22,196

Provision for income taxes                             2,551          2,631          9,052          8,435
                                                    --------       --------       --------       --------

    Net income                                      $  4,161       $  4,292       $ 14,769       $ 13,761
                                                    ========       ========       ========       ========

Earnings per share:

   Basic                                            $   0.27       $   0.28       $   0.97       $   0.90
                                                    ========       ========       ========       ========

   Diluted                                          $   0.27       $   0.28       $   0.96       $   0.90
                                                    ========       ========       ========       ========


        The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED; IN THOUSANDS)

                                                              Nine Months Ended September 30,
                                                                  2000            1999
                                                                --------        --------
Operating activities:
     Net income                                                 $ 14,769        $ 13,761
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                              9,411           8,676
        Deferred income tax expense (benefit)                      5,103            (366)
        Lower of cost-or-market inventory writedown                   --           1,800
        Changes in assets and liabilities:
           (Increase) in receivables                              (8,211)         (7,208)
           (Increase) decrease in inventories                     (4,003)         21,712
           (Decrease) in accounts payable                           (849)         (9,640)
           (Decrease) in accrued liabilities                        (201)         (1,197)
           Other, net                                              1,673          (2,916)
                                                                --------        --------
               Net cash provided by operating activities          17,692          24,622
                                                                --------        --------

Investing activities:
     Expenditures for property, plant and equipment              (13,693)        (22,464)
                                                                --------        --------
               Net cash (used in) investing activities           (13,693)        (22,464)
                                                                --------        --------

Financing activities:
     Repayment of term loan                                       (7,000)             --
     Principal payments on long-term debt                           (125)           (117)
     Issuance of common stock - options exercised                    323              11
                                                                --------        --------
               Net cash (used in) financing activities            (6,802)           (106)
                                                                --------        --------

Net (decrease) increase in cash and cash equivalents              (2,803)          2,052

Cash and cash equivalents, beginning of period                     9,142           9,200
                                                                --------        --------

Cash and cash equivalents, end of period                        $  6,339        $ 11,252
                                                                ========        ========

Supplemental disclosures:
     Interest and bank fees paid                                $    403        $    443
                                                                ========        ========

     Income taxes paid                                          $     53        $  9,875
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

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of September 30, 2000, and December 31, 1999, and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2000 and 1999, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt. All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for September 30, 2000 and 1999, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

         The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. This quarterly report on Form 10-Q should be read in conjunction with the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         REVENUE RECOGNITION

         Net sales represent gross sales of brass rod and steel tubing less sales discounts and freight charges and are recorded at the time of shipment. The gross sales price of brass rod consists of a metal price charged to the customers and a fabrication price as separate components. In addition, approximately 10% of pounds sold by CBCC are made on a "tolling"

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





basis, where the customer consigns brass scrap to CBCC and is only charged a fabrication price for processing the brass scrap into finished rod. For tolling sales, the brass metal value is not included in net sales or cost of goods sold.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which was originally effective for years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Accounting Standards No. 137 delaying the effective date of SFAS 133 by one year. SFAS 133 was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS 138"), which was issued in June 2000. The new standards require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Management of the Company believes amended SFAS 133 will not have a material effect on its financial position or results of operations.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140"). SFAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 125") and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management of the Company believes SFAS 140 will not have a material effect on its financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of 2000. The Company will adopt SAB 101 pursuant to SAB 101B (including the recent Frequently Asked Questions and Answers document issued by the SEC in October 2000) as required in fourth quarter 2000 and is evaluating the effect that such adoption may have on its results of operations and financial position.

         At the September 2000 meeting, the Emerging Issues Task Force reached final consensus on Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs," ("EITF 00-10"), which is effective in fourth quarter 2000 for the Company. EITF 00-10 requires shipping and handling billed to customers to be classified as revenue and requires shipping and handling costs to be classified as cost of goods sold or disclosed separately in the income statement. In fourth quarter 2000, the Company will be reclassifying shipping and handling costs to cost of goods sold for all comparative financial statements presented in order to comply with EITF 00-10.

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

         If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $2.3 million higher at September 30, 2000, and $1.2 million lower at December 31, 1999. Inventories consisted of the following (in thousands):

                                 September 30,   December 31,
                                     2000            1999
                                   --------        --------
Raw materials                     $ 14,571        $ 12,091
Work in progress                    13,221          11,462
Finished goods                      23,123          22,552
                                  --------        --------
                                    50,915          46,105
Tolling metal due customers         (1,682)           (875)
                                  --------        --------
                                  $ 49,233        $ 45,230
                                  ========        ========

3.       COMMON STOCK AND EARNINGS PER SHARE:

         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares were as follows:

                                 Three Months Ended September 30,
                               -----------------------------------
                               2000                           1999
                               ----                           ----
                       Shares         EPS           Shares         EPS
                    ----------       -----       ----------       -----
Basic               15,276,258       $0.27       15,234,490       $0.28
Stock options          131,155          --           89,935          --
                    ----------       -----       ----------       -----
Diluted             15,407,413       $0.27       15,324,425       $0.28
                    ==========       =====       ==========       =====


                                Nine Months Ended September 30,
                                -------------------------------
                               2000                           1999
                               ----                           ----
                      Shares          EPS           Shares          EPS
                    ----------       -----        ----------       -----
Basic               15,256,419       $0.97        15,234,217       $0.90
Stock options          125,334       (0.01)          102,350          --
                    ----------       -----        ----------       -----
Diluted             15,381,753       $0.96        15,336,567       $0.90
                    ==========       =====        ==========       =====

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





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

         At September 30, 2000, and December 31, 1999, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

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

         CBCC has completed certain remedial actions at its site and is in the process of conducting certain additional remedial actions for a portion of its site. As of September 30, 2000, the estimated remaining costs for the remediation activities currently being conducted, which CBCC expects to complete in fourth quarter 2000, range from approximately $3.1 million to $5.2 million depending on the use of certain remediation methodologies, quantities of material generated and disposal options that may be permitted and/or available. CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project will range from approximately $1.7 million to $3.7 million.

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




         Based on currently available data and the current status of remediation activities, the Company is unable to determine the most likely estimated cost (within the ranges provided) for these projects. As a result, based on the current cost estimates, in third quarter 2000 the Company increased by $1.2 million its previously established reserve for costs associated with these remediation activities, which increase was partially offset by payments of remediation costs previously reserved against. The resulting $4.8 million reserve amount is based on the low end of these ranges in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss." Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company also recorded in third quarter 2000 a corresponding $1.2 million addition to the receivable from BP.

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

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




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

         On January 7, 1998, a lawsuit styled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio. In this complaint (as amended, the "Complaint"), plaintiffs seek declaratory judgment regarding the calculation of interest payable under the $20 million BP Note. Under the BP Note, a contingent interest payment was payable August 24, 1996, calculated pursuant to a formula based on the Company's "EBDIT" (defined in the BP Note as earnings before depreciation, interest and taxes, as determined in accordance with GAAP) for years 1990 through 1995. In calculating the interest payable on August 24, 1996, the Company followed the express terms of the BP Note and, accordingly, deducted amortization from earnings for the purposes of the interest calculation. In calculating the interest payable on August 24, 1996, in accordance with the express terms of the BP Note, the interest payable was $254,746, which the Company offset against the receivable from BP. Plaintiffs allege that, notwithstanding the express terms of the BP Note, the term "EBDIT" should be interpreted to refer to earnings before depreciation, interest, taxes and amortization and, based on such interpretation, allege that the contingent interest payable under the BP Note in August 1996 should have been approximately $5.8 million.

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

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



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

         This case originally was scheduled for trial in September 2000. However, in December 1999 BP filed a motion to compel arbitration of all of the Company's counterclaims. The basis for BP's motion was language in the Remediation Agreement that provides that if BP had suggested modification to a sampling or remediation plan proposed by the Company and the Company and BP could not agree to BP's suggested modifications, then they would appoint an independent expert to make recommendation with respect to BP's suggested modifications. In filings with the trial court relating to this motion, BP acknowledged that it has never disputed ultimate contractual financial responsibility for remediating environmental problems at CBCC's site in accordance with applicable law, and that the sole area of disagreement is the appropriate scope or method of remedial actions. In August 2000, the trial court partially granted BP's motion to compel arbitration, but limited the arbitration to environmental matters. The trial court's order also stayed proceedings in the litigation pending arbitration of the environmental issues. The Company believes BP is not entitled to arbitration under the Remediation Agreement because it failed to timely provide suggested modifications to CBCC's proposed remediation plans and/or failed to timely demand arbitration in the legal proceedings, thereby prejudicing CBCC and the Company. In addition, to the extent arbitration is required, the Company believes that the arbitration should be limited to the express terms of the Remediation Agreement rather than extended to all of the Company's environmental claims. Therefore, in September 2000 the Company appealed the court's order, requesting the appellate court to reverse the trial court's order and remand the case for trial as to all issues or, in the alternative, to reverse and remand for trial all issues other than BP's suggested modifications to the remedial procedures for the area of CBCC's site that currently are being conducted. In October 2000 BP filed a motion to dismiss the Company's appeal. The appellate court has not ruled on BP's motion and this appeal currently is pending.

         Notwithstanding that the Company has offset amounts payable under the BP Note as described above, for financial statement reporting purposes, pursuant to SFAS 125 the Company continues to record the full principal balance of the BP Note as a liability. SFAS 125 requires

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


that, in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor or judicially. As the BP Note is subject to determination in litigation, the Company has maintained the debt on its books and continues to accrue interest at 9.28%. The Company continues to classify the BP Note as long-term because, if necessary, it has the ability to repay the amount on a long-term basis with borrowings available under the Bank Credit Facility.

         Leavitt. Prior to the Leavitt Acquisition, five underground storage tanks ("USTs") were removed from Leavitt's property in Hammond, Indiana. Prior to removal, one or more of the USTs released petroleum and other chemical constituents into the environment. Some contamination of groundwater and soil at the Hammond property remains in place. The Indiana Department of Environmental Management ("IDEM") has not yet issued a "closure" letter with respect to the removal of these USTs, and in fourth quarter 1999 notified Leavitt that additional groundwater sampling will be required prior to the IDEM considering closure. Leavitt is conducting quarterly groundwater sampling and submitting the results of the sampling to the IDEM for review and further direction.

         Until these actions are carried out, the Company will be unable to determine what, if any, remedial activities may be required at the Hammond property. Although the cleanup costs associated with the environmental conditions at the Hammond property may be material, based on the results of sampling conducted in 1997 and first and second quarter 2000 the Company believes that the probability that Leavitt would be required to make material expenditures relating to site cleanup at the Hammond property appears to be remote. Therefore, the Company has not made any specific accrual for costs related to investigation or cleanup at the Hammond property. The Hammond operations were relocated to Chicago in September 1997, and no manufacturing activities currently are conducted at the Hammond location.

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

         The steel products segment is a leading producer of structural and mechanical steel tubing and structural pipe, employing approximately 330 people at its two plants in Chicago, Illinois, and one plant in Jackson, Mississippi. Structural steel tubing is used in non-residential construction, farm equipment and other commercial applications. The mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures,

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)





lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Structural pipe is used for handrails, scaffolding and communications towers.

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


                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                                2000            1999
                                                              --------        --------
Net sales:
  Brass products                                              $ 68,717        $ 65,485
  Steel products                                                27,644          28,976
                                                              --------        --------
     Total net sales                                          $ 96,361        $ 94,461
                                                              ========        ========

Operating income:
  Brass products                                              $  7,206        $  7,252
  Steel products                                                  (139)            372
  Corporate                                                        (25)           (645)
                                                              --------        --------
     Total operating income                                   $  7,042        $  6,979
                                                              ========        ========

Selected non-cash charges included in operating income:
Lower of cost-or-market inventory writedown
  Brass products                                              $     --        $     --
  Steel products                                                    --              --
                                                              --------        --------
     Total lower of cost-or-market inventory writedown        $     --        $     --
                                                              ========        ========

Depreciation and amortization
  Brass products                                              $  1,712        $  1,601
  Steel products                                                 1,492           1,378
                                                              --------        --------
     Total depreciation and amortization                      $  3,204        $  2,979
                                                              ========        ========

                             CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                 2000            1999
                                                              ---------        ---------
Net sales:
  Brass products                                              $ 221,523        $ 202,747
  Steel products                                                 91,055           93,159
                                                              ---------        ---------
     Total net sales                                          $ 312,578        $ 295,906
                                                              =========        =========

Operating income:
  Brass products                                              $  26,110        $  24,428
  Steel products                                                 (1,038)            (131)
  Corporate                                                         (90)          (1,215)
                                                              ---------        ---------
     Total operating income                                   $  24,982        $  23,082
                                                              =========        =========

Selected non-cash charges included in operating income:
Lower of cost-or-market inventory writedown
  Brass products                                              $      --        $      --
  Steel products                                                     --            1,800
                                                              ---------        ---------
     Total lower of cost-or-market inventory writedown        $      --        $   1,800
                                                              =========        =========

Depreciation and amortization
  Brass products                                              $   4,978        $   4,669
  Steel products                                                  4,433            4,007
                                                              ---------        ---------
     Total depreciation and amortization                      $   9,411        $   8,676
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

         CBCC obtains approximately 75% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers for finished brass rod (the "Metal Selling Price") is higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price"). The difference was increased from four to five cents per pound in December 1997, to seven cents per pound in January 1999, and to eight cents per pound in September 1999. CBCC also purchases approximately 25% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through September 2000, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

                             CHASE INDUSTRIES INC.



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

         In addition to sales made under the pricing structure described above, approximately 10% of pounds sold by CBCC are made on a tolling basis, where the customer consigns brass scrap to CBCC and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions affect net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod. To a lesser degree, tolling transactions also affect gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on gross profit, CBCC requires tolling customers to deliver additional pounds of brass scrap in exchange for each pound of finished rod shipped.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000, Compared with Three Months Ended September 30, 1999

         Net sales increased $1.9 million, or 2.0%, to $96.4 million in third quarter 2000 from $94.5 million in third quarter 1999. Net sales at CBCC increased by $3.2 million, or 4.9%, to $68.7 million. CBCC's net sales increased mainly as a result of an 8% increase in the brass rod Metal Selling Price. Partially offsetting this increase was a 1% reduction in brass rod shipment pounds. Net sales at Leavitt decreased by $1.3 million, or 4.6%, to $27.6 million. Leavitt's net sales decreased mainly as a result of a 10% decline in steel tubing shipments. Partially offsetting this decrease was a 6% increase in the selling prices of tubing.

         Gross profit decreased $0.7 million, or 4.8%, from $14.7 million in third quarter 1999 to $14.0 million in third quarter 2000. CBCC's gross profit remained basically flat in third quarter 2000 compared with third quarter 1999. Leavitt's gross profit declined due to lower steel tubing shipments and lower unit margins. Despite the higher selling prices, flat-rolled steel prices increased more than Leavitt was able to pass along to its customers due to competitive pressures, thereby resulting in lower unit margins.

                             CHASE INDUSTRIES INC.



         Selling, general and administrative ("SG&A") expenses decreased $0.9 million, or 19.1%, to $3.8 million in third quarter 2000 from $4.7 million in third quarter 1999. The decrease was due to reduced professional and consulting expenses and lower management incentives which were partially offset by increased legal fees.

         Depreciation and amortization increased $0.2 million, or 6.7%, to $3.2 million in third quarter 2000 from $3.0 million in third quarter 1999. The increase was primarily the result of depreciation on the new brass foundry.

         As a result of the above factors, operating income of $7.0 million in third quarter 2000 was basically flat with third quarter 1999. CBCC's operating income for third quarter 2000 was flat with third quarter 1999. Leavitt's operating income for third quarter 2000 decreased $0.5 million as compared with third quarter 1999, primarily due to lower shipments and lower unit margins. Corporate expenses declined by $0.6 million in third quarter 2000 from third quarter 1999 due to lower professional and consulting expenses.

         Net interest expense increased by $274,000 to $330,000 in third quarter 2000 from third quarter 1999, primarily as a result of $209,000 less capitalized interest expense on the brass rod extrusion and finishing expansion in 2000 than on the new brass foundry in 1999 due to the stage of completion of each project. Also, interest income decreased due to less cash on hand during third quarter 2000 than third quarter 1999.

         Income tax expense decreased $0.1 million, or 3.8%, to $2.5 million in third quarter 2000 as a result of a decrease in income before income taxes. The effective tax rates for 2000 and 1999 were 38%.

         As a result of the above factors, net income decreased $0.1 million, or 2.3%, to $4.2 million in third quarter 2000 from $4.3 million in third quarter 1999. Diluted earnings per share decreased to $0.27 in third quarter 2000 from $0.28 in third quarter 1999.

Nine Months Ended September 30, 2000, Compared with Nine Months Ended September 30, 1999

         Net sales increased $16.7 million, or 5.6%, to $312.6 million in 2000. Net sales at CBCC increased by $18.8 million, or 9.3%, to $221.5 million. CBCC's net sales increased mainly as a result of a 10% increase in the brass rod Metal Selling Price. Augmenting this increase was a 1% improvement in brass rod shipment pounds. Net sales at Leavitt decreased by $2.1 million, or 2.3%, to $91.1 million. Leavitt's net sales decreased mainly as a result of a 9% decline in steel tubing shipments. Partially offsetting this decrease was a 7% increase in the selling prices of tubing.

         There were no inventory writedowns recorded in 2000. The Company recorded a non-cash lower of cost-or-market inventory writedown of $1.8 million for the nine months ended September 30, 1999. The 1999 writedown was due to the decreasing prices of flat-rolled steel and steel tubing.

                             CHASE INDUSTRIES INC.


         Gross profit for the nine months ended September 30, 2000, excluding the lower of cost-or-market inventory writedown for 1999, decreased $1.7 million, or 3.6%, to $45.3 million from 1999. With near record brass rod shipments, CBCC's gross profit increased for the nine months ended September 30, 2000 compared to 1999. Unit margins improved because of the September 1999 increase in the difference between the Metal Selling Price and the Metal Buying Price and improved profitability of brass purchased on the open market. However, offsetting this improvement was Leavitt's gross profit decline which was due to lower steel tubing shipments and lower unit margins. Despite the higher selling prices, flat-rolled steel prices increased more than Leavitt was able to pass along to its customers due to competitive pressures, thereby resulting in lower unit margins.

         SG&A expenses decreased $2.5 million, or 18.7%, to $10.9 million for the nine months ended September 30, 2000. The decrease was due to reduced professional and consulting expenses, lower management incentives and decreased franchise taxes which were partially offset by increased legal fees in 2000.

         Depreciation and amortization increased $0.7 million, or 8.0%, to $9.4 million due to the new brass foundry.

         As a result of the above factors, operating income for the nine months ended September 30, 2000, excluding the lower of cost-or-market inventory writedown for 1999, was flat compared with 1999. CBCC's operating income increased $1.7 million, or 7.0%, to $26.1 million for the nine months ended September 30, 2000, primarily due to higher unit margins. Leavitt's operating loss was $1.0 million for the nine months ended September 30, 2000, compared with a $0.1 million operating loss in the prior year. Leavitt's operating loss for the nine months ended September 30, 1999, included a $1.8 million lower of cost-or-market inventory writedown. The decrease in Leavitt's operating results for the nine months ended September 30, 2000, were primarily due to lower shipments and lower unit margins. Corporate expenses declined by $1.1 million for the nine months ended September 30, 2000, from the previous year due to lower professional and consulting expenses.

         Net interest expense for the nine months ended September 30, 2000, increased $0.3 million, or 33%, to $1.2 million, as a result of $0.3 million less capitalized interest expense on the brass rod extrusion and finishing expansion in 2000 than on the new brass foundry in 1999 due to the stage of completion of each project.

         Income tax expense for the nine months ended September 30, 2000, increased $0.7 million, or 8.3%, to $9.1 million as a result of an increase of $1.6 million, or 7.2%, in income before income taxes. In first quarter 2000, the Internal Revenue Service (the "IRS") completed an examination of the federal income tax return filed by the Company for the year ended December 31, 1996. In July 2000, the Company received a refund in the amount of $1.1 million from the IRS resulting from the treatment of settled issues for that year.

         As a result of the above factors, net income increased $1.0 million, or 7.2%, to $14.8 million in 2000 from $13.8 million in 1999. Diluted earnings per share increased to $0.96 in 2000 from $0.90 in 1999.

                             CHASE INDUSTRIES INC.




LIQUIDITY AND CAPITAL RESOURCES

General

         At September 30, 2000, cash and cash equivalents totaled $6.3 million, decreasing from $9.1 million at year end 1999. Total debt at September 30, 2000, was $20.2 million compared with $27.3 million at year end 1999.

Working Capital

         At September 30, 2000, working capital was $49.8 million, a $7.6 million, or 18.0%, increase from $42.2 million at December 31, 1999. A decrease in cash and cash equivalents of $2.8 million, or 30.8%, was offset by increases in accounts receivable of $8.2 million, or 24.6%, and inventory of $4.0 million, or 8.8%, and a decrease in current liabilities of $1.0 million, or 1.9%.

         The increase in accounts receivable was partially due to an 11% increase in net sales from the month of December 1999 to the month of September 2000. The Company's December shipments are typically lower than other months due to customer shutdowns in December. Additionally, the Company's accounts receivable days outstanding increased from year end partially due to certain customers electing to not take advantage of prompt payment discounting in 2000. The increase in inventory was partially due to an increase in brass scrap due to timing of purchases and the remaining increase was mainly due to accumulating inventory in advance of maintenance outages planned for fourth quarter 2000. The decrease in current liabilities was the result of the timing of metal purchases and tax payments, payment of accrued environmental costs and the completion of the new brass foundry project.

         The Company's current ratio was 1.95 at September 30, 2000, compared to 1.79 at December 31, 1999.

Cash Flow Provided by Operating Activities

              For the nine months ended September 30, 2000, net cash provided by operating activities was $17.7 million, which included net income of $14.8 million, depreciation and amortization of $9.4 million and deferred income tax expense of $5.1 million. There was an increase in working capital, excluding cash, debt and deferred taxes, of $9.9 million from December 31, 1999. Also, the receivable from BP increased $1.7 million in the nine months ended September 30, 2000.

         For the nine months ended September 30, 1999, net cash provided by operating activities was $24.6 million, which included net income of $13.8 million and depreciation and amortization of $8.7 million. There was a decrease in working capital, excluding cash, debt and deferred taxes, of $5.2 million from December 31, 1998.

                             CHASE INDUSTRIES INC.



Cash Flow (Used in) Investing Activities

         Capital expenditures were $13.7 million for the nine months ended September 30, 2000, and $22.5 million for the nine months ended September 30, 1999. Capital expenditures in 2000 included the final installation and equipment costs of the new CBCC foundry and capital equipment and construction costs for Phase III of Project 400, totaling $7.0 million. Capital expenditures in 1999 primarily related to construction and equipment costs for the new CBCC foundry. Both capital projects are discussed in greater detail below.

Cash Flow (Used in) Financing Activities

         Cash used in financing activities of $6.8 million for the nine months ended September 30, 2000, consisted primarily of the repayment of the Term Loan ($7.0 million). The Term Loan was paid off in June 2000, three years ahead of schedule.

         Cash used in financing activities of $0.1 million for the nine months ended September 30, 1999, consisted primarily of principal payments on long-term debt.

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

         In fourth quarter 1999, the Company announced Phase III of Project 400, which was a $50 million multi-year investment to purchase a second extrusion press and additional finishing equipment. When Phase III comes on line, which is expected to occur in 2002, CBCC's production capacity will increase by about one-third to more than 400 million pounds annually. Phase III building construction began in second quarter 2000. Contracts have been signed for the long lead time equipment. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and the Bank Credit Facility, as necessary.

                             CHASE INDUSTRIES INC.


Bank Credit Facility

         In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility originally included a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). Prior to second quarter 2000, the Company had prepaid all amounts on the Term Loan originally due through April 2001. The remaining balance of $7 million on the Term Loan was prepaid in second quarter 2000. Effective September 8, 1999, the Company and PNC Bank agreed on an amendment to the Bank Credit Facility which increased the Revolving Credit Facility by $10 million, to $50 million. On September 1, 2000, the Company and PNC Bank agreed on an extension to August 30, 2002 on the Revolving Credit Facility.

         Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. There were no borrowings outstanding on the Bank Credit Facility at September 30, 2000. The weighted average interest rate on the Bank Credit Facility was 6.5% at December 31, 1999.

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

         As of September 30, 2000, no amount was outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $48.7 million as of September 30, 2000.

BP Note

         In connection with the CBCC Acquisition, the Company issued a promissory note to Old Chase in the original principal amount of $20 million (the "BP Note"). The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997 and 1998, were offset against the receivable from BP. As of the August 24, 1999, due date of the BP Note, the Company also offset the $1,856,000 in accrued and unpaid interest due August 24, 1999, and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. However, for financial statement reporting purposes, pursuant to SFAS 125, the Company continues to record the full principal balance of the BP Note as a liability. SFAS 125 requires that in order to extinguish a liability,

                             CHASE INDUSTRIES INC.




the debtor must be legally released from the obligation by either the creditor or judicially. As the BP Note is subject to determination in litigation described below, the Company has maintained the debt on its books and continues to accrue interest at 9.28%. The Company continues to classify the BP Note as long-term because, if necessary, it has the ability to repay the amount on a long-term basis with borrowings obtained under the Bank Credit Facility.

CONTINGENCIES - ENVIRONMENTAL MATTERS

         As discussed in Note 4 of Notes to Consolidated Financial Statements included in Item 1., each of CBCC and Leavitt are subject to certain contingent liabilities relating to environmental conditions at their respective facilities.

         CBCC. CBCC initiated interim remedial actions for certain portions of its Montpelier, Ohio site in second quarter 1999. As of September 30, 2000, the estimated remaining costs for these remediation activities, which CBCC expects to complete in fourth quarter 2000, range from approximately $3.1 million to $5.2 million depending on the use of certain remediation methodologies, quantities of material generated and disposal options that may be permitted and/or available. CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate remediation activities at those areas in 2001 at an estimated cost ranging from approximately $1.7 million to $3.7 million.

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

                             CHASE INDUSTRIES INC.




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

         The statements set forth herein regarding anticipated expenditures for environmental matters are forward looking, are based on sampling results currently available to the Company, remediation plans developed and in the process of being developed by independent consultants of CBCC (which plans are based on certain assumptions regarding applicable cleanup standards and methodologies), cost estimates for completion of current remediation activities and preliminary cost estimates for completion of remediation at other areas of CBCC's site. Actual costs required to be expended by the Company with respect to such matters may differ materially from current expectations depending on the final resolution of known uncertainties, including finalization of remediation plans for the two remaining areas of CBCC's site at which remediation currently is contemplated, completion of currently ongoing and proposed remediation activities, acceptance by applicable governmental agencies of cleanup standards relied upon in developing remediation plans and cost estimates, discovery of additional contaminants during remediation, any change in CBCC's proposed use of its property which affects any applicable cleanup standard and, with respect to Leavitt, the results of any additional sampling that may be necessary or required at the Hammond, Indiana, property and any remediation activities as may be required by the IDEM at such site.

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

                             CHASE INDUSTRIES INC.



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

                             CHASE INDUSTRIES INC.


                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         The Company is involved in certain claims and litigation as described in Note 4 of Notes to Consolidated Financial Statements included in Part I.,
Item 1, of this report and in Part I, Item 3. Legal Proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Part II, Item 1. Legal Proceedings contained in the Company's Quarterly Report on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.

          In August 2000, the trial court in the lawsuit styled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company
v. Chase Industries Inc. and Chase Brass & Copper Company, Inc., denied BP's motion for partial summary judgment seeking payment under the BP Note, denied the Company's motion for partial summary judgment seeking a declaration that BP breached the Asset Purchase Agreement and the Remediation Agreement and denied the Company's motion for partial summary judgment seeking a declaration that the Company properly deducted amortization in determining "EBDIT" in the contingent interest calculation under the BP Note. The trial court also granted BP's motion, in part, to compel arbitration of the Company's environmental claims and stayed the trial court proceedings in the litigation pending the outcome of the arbitration. The Company has appealed the trial court's order partially granting BP's motion, and the trial has been postponed until the appeal and, if necessary, the arbitration is completed.

         In October 2000, BP filed a motion with the appellate court to dismiss the Company's appeal of the trial court's order partially granting BP's motion. The court has not yet ruled on BP's motion.

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

--------------
+ Filed herewith

                             CHASE INDUSTRIES INC.





(b)      REPORTS ON FORM 8-K

         No Current Report on Form 8-K was filed by the Company during the third quarter of 2000.

`

                             CHASE INDUSTRIES INC.



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                       CHASE INDUSTRIES INC.




Date:  November 14, 2000               By:  MICHAEL T. SEGRAVES
                                            -----------------------------------
                                            Michael T. Segraves
                                            Vice President
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            Principal Financial Officer)

                               INDEX TO EXHIBITS



   EXHIBIT
    NUMBER      DESCRIPTION
    ------      -----------
     3.1    -   Restated Certificate of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998), as amended by the Certificate of First Amendment to the Company's Restated Certificate of Incorporation
                (incorporated by reference to Exhibit 3.2 to the Company's
                Current Report on Form 8-K dated May 14, 1997) and
                Certificate of Second Amendment to the Company's Restated
                Certificate of Incorporation, (incorporated by reference to
                Exhibit 3.2 to the Company's Current Report on Form 8-K dated
                May 26, 1998).

     3.2    -   By-Laws of the Company (incorporated by reference to
                Exhibit 3.2 to the Company's Registration Statement on Form
                S-1 as filed with the Securities and Exchange Commission on
                November 3, 1994, Registration No. 33-83178).

     4.1    -   Specimen Common Stock Certificate (incorporated by
                reference to Exhibit 4.1 to the Company's Registration
                Statement on Form S-1 as filed with the Securities and
                Exchange Commission on November 3, 1994, Registration No.
                33-83178).

     4.2    -   Exchange Agreement dated November 4, 1994, between the
                Company and Citicorp Venture Capital Ltd. ("CVC")
                (incorporated by reference to Exhibit 4.4 to the Company's
                Registration Statement on Form S-8 dated December 9, 1994,
                Registration No. 33-87278).


     4.3    -   Voting Agreement dated November 4, 1994, between the
                Company, CVC and Martin V. Alonzo (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on
                Form S-8 dated December 9, 1994, Registration No. 33-87278).

     +27    -   Financial Data Schedule (EDGAR filing only).

----------------
+ Filed herewith