Form 10-K
period 2000-12-31
CHASE INDUSTRIES INC
filed 2001-03-30
CIK 928950

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

               Registrant's telephone number, including area code
                                 (419) 485-3193

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
    Common Stock, par value $.01 per share                New York Stock Exchange
      Rights to Purchase Series A Junior
    Participating Preferred Stock, par value
                 $.01 per share                           New York Stock Exchange

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

Aggregate market value of outstanding Common Stock held by
  non-affiliates of the Registrant, as of March 22, 2001....   $73,927,049
Number of shares of Common Stock outstanding as of March 22,
  2001......................................................     9,145,177
Number of shares of Nonvoting Common Stock outstanding as of
  March 22, 2001............................................     6,150,118*

---------------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held May 2, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CHASE INDUSTRIES INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I
  Item 1.        Business....................................................     1
  Item 2.        Properties..................................................     5
  Item 3.        Legal Proceedings...........................................     5
  Item 4.        Submission of Matters to a Vote of Security Holders.........     8

PART II
  Item 5.        Market for Registrant's Common Equity and Related Matters...     8
  Item 6.        Selected Financial Data.....................................     9
  Item 7.        Management's Discussion and Analysis of Financial Condition     10
                 and Results of Operations...................................
  Item 7A.       Quantitative and Qualitative Disclosures About Market           19
                 Risk........................................................
  Item 8.        Financial Statements and Supplementary Data.................    19
  Item 9.        Changes in and Disagreements with Accountants on Accounting     40
                 and Financial Disclosure....................................

PART III
  Item 10.       Directors and Executive Officers of the Registrant..........    40
  Item 11.       Executive Compensation......................................    40
  Item 12.       Security Ownership of Certain Beneficial Owners and             40
                 Management..................................................
  Item 13.       Certain Relationships and Related Transactions..............    40
PART IV
  Item 14.       Exhibits, Financial Statements, Schedules and Reports on        40
                 Form 8-K....................................................

Note: The responses to Items 10 through 13 are included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 2, 2001. The required information is incorporated into this Form 10-K by reference to those documents and is not repeated herein.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Chase Industries Inc. (the "Company"), through its wholly owned subsidiary Chase Brass & Copper Company, Inc. ("CBCC"), is a leading manufacturer of free-machining and forging brass rod. The Company's principal executive offices are located at 14212 County Road M-50, Post Office Box 152, Montpelier, Ohio 43543, and its telephone number is (419) 485-3193.

     CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. Free-machining and forging brass rod, which CBCC estimates represent approximately 85% and 10%, respectively, of annual copper alloy rod shipments by U.S. mills, are the two primary types of copper alloy rod used in the United States and Canada. CBCC is one of the largest manufacturers and suppliers in the United States and Canada of free-machining brass rod, which accounted for approximately 99% of CBCC's total shipments and net sales in 2000 and 1999. CBCC's diverse customer base of more than 250 companies uses its "Blue Dot" trademark brass rod to produce a variety of products, such as faucets, plumbing fittings, heating and air conditioning components, industrial valves, automotive parts and numerous hardware components.

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

DISCONTINUED OPERATIONS

     On August 30, 1996, the Company acquired, through its wholly owned subsidiary Leavitt Tube Company, Inc. ("Leavitt"), the assets and operations of the steel tube division ("Old Leavitt") of UNR Industries, Inc. ("UNR") (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and structural pipe and is a leading producer and supplier in the United States. Structural steel tubing is used in farm equipment, non-residential construction and other commercial applications. Mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Structural pipe is used for handrails, scaffolding and communications towers.

     The competitive environment in the welded steel tube industry became increasingly difficult as a result of the Asian crisis in June 1997 and its aftermath combined with new production capacity being introduced. Consequently, tubing shipments and margins came under severe pressure and Leavitt's returns on invested capital consistently fell short of expectations. In 1999 and 2000, with the help of outside consultants, the Company conducted an analysis of methods to increase profitability by restructuring Leavitt and reducing its costs. While cost reductions and improvements were implemented, the Company concluded that Leavitt could not achieve acceptable rates of return on invested capital for the foreseeable future. Consequently, in fourth quarter 2000, the Company decided to pursue the sale of Leavitt, a manufacturer of structural and mechanical steel tubing and structural pipe. On March 15, 2001, the Company signed a definitive agreement to sell Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago, for approximately $32 million, subject to closing adjustments. The sale is scheduled to close on March 30, 2001. Including the tax benefit, the Company expects to realize cash proceeds of approximately $40 million from this sale and recorded a $36.0 million, net of taxes, estimated loss on disposal of discontinued operations in fourth quarter 2000. Consequently, the financial statements reflect Leavitt as a discontinued operation. For discontinued operations information see Note 13 of Notes to Consolidated Financial Statements included in Item 8.

PRODUCTS

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

CAPITAL INVESTMENT AND CONTINUING PRODUCTIVITY IMPROVEMENT PROGRAMS

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

     In second quarter 1998, the Company announced Phase II of Project 400, which was a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. New casting equipment has been installed and a new building is completed. The new brass foundry began producing billets on a trial basis in February 2000, and is now producing billets at expected production rates.

     In fourth quarter 1999, a follow-on expansion of CBCC's extrusion and finishing capacity was approved by the Company's Board of Directors. Phase III of Project 400 includes the purchase of a second extrusion press and associated finishing equipment with a capital investment totaling $50 million. This investment, in addition to those in the earlier initiative, as discussed above, comprise a $92 million expansion through Project 400. The building housing the finishing lines has been completed and construction of the extrusion press building has begun. Contracts have been signed for the long lead-time equipment. Phase III is on schedule and expected to come on line in first quarter 2002. When completed in first quarter 2002, production capacity will increase by about one-third to in excess of 400 million pounds annually. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and its existing bank credit facility, as necessary.

     ISO 9002 Certification. CBCC has significant quality procedures and controls in place in all aspects of its operations. Effective February 11, 1996, CBCC became the first U.S. brass rod mill to receive an ISO 9002 quality system certification. ISO 9002 is a quality system standard for manufacturers that has been adopted by at least 74 nations. The ISO 9002 quality system certification signifies a quality system's adherence to the internationally recognized ISO standards.

MARKETING AND DISTRIBUTION

     The Company markets its products through a direct sales force whose territory covers the United States and Canada. Management believes that its experienced sales force provides an important link with its customers and increases the quality of its service. The Company distributes its products to a diverse customer base of over 250 companies in the United States and Canada. The Company's customers include original equipment manufacturers, independent fabricators and distributors. CBCC's original equipment manufacturing customers primarily are in the construction and remodeling, industrial machinery and equipment, electrical and electronic, transportation and consumer durable goods industries. Leavitt's original equipment manufacturing customers are in the farm equipment, non-residential construction and consumer and commercial products industries. Independent fabricators produce products for sale to original equipment manufacturers, while distribution and service centers supply products to original equipment manufacturers and independent fabricators. The Company's products are distributed either by direct shipment from the manufacturing facilities or by shipment from CBCC's warehouse in Los Angeles. See "Item 2. Properties."

COMPETITION

     The industries in which the Company operates are highly competitive. Based on available industry data, the Company estimates that it supplied approximately 32% of copper alloy rod shipped by U.S. mills in 2000. In addition to CBCC, there currently are five U.S. companies operating a total of six U.S. copper alloy rod mills, all of which produce both free-machining and forging brass rod. These competitors are Cerro Metal Products Company, Inc., Mueller Brass Co., Inc., Extruded Metals Inc., Chicago Extruded Metals Company and Ansonia Copper & Brass, Inc. Although the Company competes with other manufacturers, the Company is unable to determine the extent to which its competitors' product lines compete directly with the Company's products because the competitors also produce products that the Company does not produce.

     The Company also is subject to competition from imported products and alternative materials, such as ceramics, plastics and steel. The principal competitive factors in the Company's business are price, quality, on-time delivery and service. The Company believes that it is an industry leader as a result of its ability to consistently provide a broad range of high-quality products, on-time delivery and superior service at competitive prices. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- General Economic and Industry Conditions."

RAW MATERIALS AND SUPPLIES

     The principal raw material used by the Company is brass scrap. The Company believes adequate supplies of this raw material are available to the Company. The Company does not rely on any one supplier of raw materials and it does not believe that the loss of any one source would have a material impact on its business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Operations."

CUSTOMERS

     CBCC does not depend on any single customer or group of customers. The loss of any one customer would not have a material adverse effect on CBCC. Also, during 2000, 1999 and 1998, no customer or any affiliated group of customers accounted for more than 10% of the Company's net sales, and the Company does not anticipate that any customer or affiliated group of customers will account for more than 10% of the Company's net sales in 2001.

BACKLOG ORDERS

     As of March 22, 2001 and 2000, CBCC had backlog orders totaling $12.5 million and $21.5 million, respectively. The decrease from 2000 is mainly attributed to the downturn in the economy that began in third quarter 2000. This negatively impacted incoming orders as customers found it necessary to reduce their inventories in response to reduced demand. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General -- General Economic and Industry Conditions." The Company anticipates that all current backlog orders will be filled during 2001, but is unable to estimate the amount of backlog that will exist as of year end 2001.

TRADEMARKS

     The Company owns the registered trademarks CHASE and a centaur design (which is CBCC's logo) in the United States and Canada, and the registered trademark "BLUE DOT" and its design in the United States and Mexico, for use in connection with CBCC's products. The Company also owns the registered trademarks CHASE BRASS & COPPER CO. and a centaur design in Mexico. Because of the recognition of these trademarks in the industries in which CBCC operates, the Company considers these intellectual property rights important to its business.

EMPLOYEES

     At December 31, 2000, CBCC had approximately 315 full-time employees, of whom approximately 100 were salaried and approximately 215 were hourly. The Company believes that its relations with its employees are good and currently does not anticipate any work stoppages.

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

     For the above reasons, the Company cannot predict with certainty its aggregate future capital expenditures for pollution control. However, the Company currently estimates that it will incur capital expenditures for pollution control of approximately $2.0 million in 2001. Estimates of capital expenditures for pollution control purposes beyond 2001 are even more uncertain. However, assuming no significant manufacturing process changes and no significant changes in applicable laws or regulations, the Company currently anticipates that its capital expenditures for pollution control purposes during the period of 2002-2005 will aggregate approximately $2.0 million. These estimates are exclusive of expenditures associated with on-site remediation activities as more fully discussed below. The Company believes that expenditures for pollution control equipment will continue to be required in the future for continued compliance with applicable environmental laws and regulations.

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

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that certain areas of the site upon which CBCC's manufacturing facility is located have been contaminated by certain volatile organic compounds ("VOCs") as well as total petroleum hydrocarbons and certain metals associated with historical operating practices. As described in Note 11 of Notes to Consolidated Financial Statements included in Item 8, under the terms of a Remediation Agreement entered into in 1990 in connection with the CBCC Acquisition between the Company and certain affiliates of BP America, Inc., as the owners of the brass rod division of Old Chase prior to the CBCC Acquisition (collectively, "BP"), BP was responsible for certain remediation activities attributable to contamination resulting from operations prior to the CBCC Acquisition. BP also is obligated under the Asset Purchase Agreement pursuant to which the Company acquired the assets and operations of CBCC from BP (the "CBCC Purchase Agreement") to indemnify the Company for certain liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

     CBCC completed remediation activities for a portion of its site in 1998 and completed additional remedial actions for other portions of its site in fourth quarter 2000. CBCC also is in the process of developing a remediation plan for two additional areas of its site, and expects to initiate in situ remediation activities at those areas in 2001. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates that the costs for this project will be approximately $3 million, based upon capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase if a longer operating period is necessary. As described in Note 11 of Notes to Consolidated Financial Statements included in Item 8, claims asserted by the Company against BP under the Remediation Agreement and the CBCC Purchase Agreement for, among other things, costs incurred and anticipated to be incurred by the Company for these environmental remediation activities were settled pursuant to a Settlement Agreement and Mutual Release entered into in February 2001.

     Based on currently available data, the Company believes that upon completion of the remediation activities described above CBCC will have substantially completed the remediation activities that the Company believes are necessary to address contamination at its site. However, until the completion of these remedial and associated investigatory activities and receipt of approval from the Ohio EPA of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at its site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or requires excavation of soil at the two remaining areas for which CBCC currently is developing a remediation plan for in situ remediation, as a part of the settlement of the litigation with BP referred to above, BP has retained financial responsibility for such remediation activities.

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

     CBCC also leases a warehouse in Los Angeles, California, that contains approximately 47,000 square feet of storage space. The Los Angeles warehouse lease expires in 2006. The Los Angeles warehouse lease contains a five-year renewal provision.

     CBCC manufactures substantially all of the brass rod it ships. CBCC's manufacturing facility has operated seven days a week, 24 hours a day, since 1981 (except for downtime relating to regular maintenance, capital improvements and minor mechanical failures). CBCC's "Project 400" capital expansion program is designed to further increase finished brass rod capacity by one-third to about 400 million pounds annually. See "Item 1. Business -- Capital Investment and Continuing Productivity Improvement Programs."

ITEM 3. LEGAL PROCEEDINGS

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

     The Company also is a party to other litigation incidental to its business involving claims for damages not in excess of 10% of its current assets, and other matters, none of which claims or the liability resulting therefrom the Company believes to be material.

     On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio. In this complaint (as amended, the "Complaint"), plaintiffs sought declaratory judgment regarding the calculation of interest payable under the $20 million promissory note issued to BP as part of the consideration for the CBCC Acquisition (the "BP Note"). Under the BP Note, a contingent interest payment was payable August 24, 1996, calculated pursuant to a formula based on the Company's "EBDIT" (defined in the BP Note as earnings before depreciation, interest and taxes, as determined in accordance with GAAP) for years 1990 through 1995. In calculating the interest payable on August 24, 1996, the Company followed the express terms of the BP Note and, accordingly, deducted amortization from earnings for the purposes of the interest calculation. In calculating the interest payable on August 24, 1996, in accordance with the express terms of the BP Note, the interest payable was $254,746, which the Company offset against the receivable from BP. Plaintiffs alleged that, notwithstanding the express terms of the BP Note, the term "EBDIT" should be interpreted to refer to earnings before depreciation, interest, taxes and amortization and, based on such interpretation, alleged that the contingent interest payable under the BP Note in August 1996 should have been approximately $5.8 million.

     In addition, under the BP Note interest was payable on August 24 of each year from and after August 24, 1996, until the BP Note matured on August 24, 1999. The interest due and payable on each of August 24, 1998 and 1997, was $1,856,000, which amount the Company also offset against the receivable from BP. As of the August 24, 1999, due date of the BP Note, the Company also offset accrued and unpaid interest of $1,856,000 due August 24, 1999, and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. In the Complaint, plaintiffs also sought recovery of the $20 million principal amount of the BP Note plus interest allegedly owing on the BP Note.

     On April 6, 1998, the Company filed an Answer and Counterclaim (as amended in July 1999, the "Answer and Counterclaim") disputing the allegations set forth in the Complaint and asserting a counterclaim seeking recovery from BP of an unspecified amount of damages resulting from BP's breach of representations, warranties and covenants contained in the CBCC Purchase Agreement and amounts owed under the Remediation Agreement. The Answer and Counterclaim also sought to enforce a prior settlement agreement between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement and sought a declaratory judgment confirming the Company's entitlement to offset and/or recoup amounts owed by BP and Old Chase against amounts payable under the BP Note and that no default had occurred under the BP Note. On June 8, 1998, plaintiffs filed a Reply to Counterclaim in response to the Answer and Counterclaim. In plaintiffs' Reply to Counterclaim, as amended, plaintiffs denied any breach by BP of any representations, warranties or covenants contained in the CBCC Purchase

Agreement or the Remediation Agreement and denied the existence of any prior settlement agreement reached between the Company and BP regarding certain disputes under the CBCC Purchase Agreement and the Remediation Agreement.

     This case originally was scheduled for trial in September 2000. In December 1999, plaintiffs filed a motion to compel arbitration of the Company's claims raised in the Answer and Counterclaim and to stay the litigation with respect to the Company's counterclaims pending arbitration. In August 2000, the trial court partially granted BP's motion to compel arbitration, but limited the arbitration to environmental matters. The trial court's order also stayed proceedings in the litigation pending arbitration of the environmental issues. In September 2000 the Company appealed the trial court's order, requesting the appellate court to reverse the trial court's order and remand the case for trial as to all issues or, in the alternative, to reverse and remand for trial all issues other than BP's suggested modifications to the remedial procedures for the area of CBCC's site that were currently being conducted. In October 2000 BP filed a motion to dismiss the Company's appeal. The appellate court had not ruled on BP's motion, and this appeal remained pending, as of December 31, 2000. As described in Note 11 of Notes to Consolidated Financial Statements included in Item 8, which discussion is incorporated herein by reference, in February 2001 the Company settled this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     As of March 22, 2001 the Company had outstanding 9,145,177 shares of Common Stock and 6,150,118 shares of Nonvoting Common Stock exchangeable on a share-for-share basis into shares of Common Stock at the option of the holder thereof. There is no established public trading market for the Company's Nonvoting Common Stock, all of which currently is held of record by Court Square Capital Limited, a subsidiary of Citigroup Inc.

     The Company's Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "CSI." The Common Stock began trading on the NYSE on November 4, 1994.

     The following table sets forth, for the periods shown, the high and low sales prices for the Common Stock as reported by the NYSE. No cash dividends were paid or declared during such periods.

                                                                      2000                          1999
                                                           --------------------------    --------------------------
                                                              HIGH            LOW           HIGH            LOW
                                                           -----------    -----------    -----------    -----------
First quarter..........................................        $10 5/16       $7 3/4         $11 1/16       $7 5/8
Second quarter.........................................        $ 9 3/4        $8 1/4         $ 9 9/16       $7 3/8
Third quarter..........................................        $10 13/16      $8 1/8         $ 9 1/4        $8
Fourth quarter.........................................        $10 1/2        $6 3/8         $ 9 1/8        $7 7/8

     As of March 22, 2001, the last reported sales price of the Company's Common Stock, as reported by the NYSE, was $10.70 per share, and the Common Stock was held of record by approximately 129 holders.

     The Company has not paid or declared any cash dividends on shares of its Common Stock. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future and anticipates that future earnings will be retained to finance operations, expansion and acquisitions. The payment of future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future earnings prospects and other factors deemed relevant by the Company's Board of Directors.

     The Bank Credit Facility (as hereinafter defined) also contains certain restrictions on the Company's ability to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Bank Credit Facility."

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

     In addition to reclassifying Leavitt Tube as a discontinued operation, shipping and handling costs have been reclassified to cost of goods sold from net sales for all periods presented.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
Income Statement Data:
  Net sales.............................  $289,918   $272,920   $292,738   $337,158   $322,415
  Cost of goods sold (exclusive of
     depreciation shown separately
     below).............................   244,476    225,724    247,705    288,876    273,286
  Lower of cost-or-market inventory
     writedowns.........................        --         --      3,174         --         --
                                          --------   --------   --------   --------   --------
     Gross profit.......................    45,442     47,196     41,859     48,282     49,129
  Selling, general and administrative
     expenses...........................     7,540     10,625      8,398      8,139      9,501
  Depreciation..........................     6,544      6,219      5,759      4,995      5,128
                                          --------   --------   --------   --------   --------
     Operating income...................    31,358     30,352     27,702     35,148     34,500
  Interest expense......................     1,409      1,136      3,111      4,602      2,593
                                          --------   --------   --------   --------   --------
     Income before income taxes.........    29,949     29,216     24,591     30,546     31,907
  Provision for income taxes............    10,872     11,103      9,345     11,608     12,654
                                          --------   --------   --------   --------   --------
  Income from continuing operations.....    19,077     18,113     15,246     18,938     19,253
  Discontinued Operations:
     Income (loss), net of taxes........       (10)       502        514      4,884      1,386
     Estimated (loss) on disposal, net
       of taxes.........................   (36,000)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $(16,933)  $ 18,615   $ 15,760   $ 23,822   $ 20,639
                                          ========   ========   ========   ========   ========
Basic Per Share Information:*
  Average shares outstanding............    15,263     15,234     15,216     15,141     15,095
  Income from continuing operations.....  $   1.25   $   1.19   $   1.01   $   1.25   $   1.28
  Income from discontinued operations...        --       0.03       0.03       0.32       0.09
  Estimated (loss) on disposal of
     discontinued operations............     (2.36)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $  (1.11)  $   1.22   $   1.04   $   1.57   $   1.37
                                          ========   ========   ========   ========   ========
Diluted Per Share Information:*
  Average shares outstanding............    15,377     15,336     15,561     15,483     15,292
  Income from continuing operations.....  $   1.24   $   1.18   $   0.98   $   1.22   $   1.26
  Income from discontinued operations...        --       0.03       0.03       0.32       0.09
  Estimated (loss) on disposal of
     discontinued operations............     (2.34)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $  (1.10)  $   1.21   $   1.01   $   1.54   $   1.35
                                          ========   ========   ========   ========   ========

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
Balance Sheet Data (at year end):
  Working capital.......................  $ 18,028   $ 18,353   $ 29,741   $ 23,687   $ 24,852
  Total assets..........................   197,203    214,771    182,250    192,554    185,150
  Total debt............................    20,000     27,000     27,000     47,578     70,000
  Stockholders' equity..................   117,494    134,046    115,420     98,713     74,333
Other Data:
  Operating cash flow...................  $ 21,547   $ 31,009   $ 37,423   $ 14,637   $ 39,047
  Capital expenditures..................    20,066     31,078     11,516     11,611      3,586

---------------

* Adjusted for the three-for-two stock split effective June 6, 1998

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Sale of Leavitt Tube

     In fourth quarter 2000, the Company decided to pursue the sale of Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago, for approximately $32 million, subject to closing adjustments. The sale is scheduled to close on March 30, 2001. Including the tax benefit, the Company expects to realize cash proceeds of approximately $40 million from this sale and recorded a $36.0 million, net of taxes, estimated loss on disposal of discontinued operations in fourth quarter 2000. Consequently, the financial statements reflect Leavitt as a discontinued operation.

  Operations

     The Company has a brass products segment operated by CBCC and a steel products segment operated by Leavitt, which has been classified as a discontinued operation. The Company is a leading manufacturer of free-machining and forging brass rod.

     CBCC. CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States and Canada. CBCC's net sales represent gross sales of brass rod less sales discounts. The gross sales price of brass rod consists of a metal price charged to customers and a fabrication price as separate components. Cost of goods sold includes freight delivery costs, the cost of brass scrap, which is the principal raw material used in the manufacturing process and the primary component of cost of goods sold, as well as the costs of labor, energy and other materials and supplies used in fabricating the brass scrap into finished rod. Therefore, CBCC's profit levels depend primarily on the amount of finished rod shipped, fabrication prices and the difference between the metal price charged to customers and CBCC's cost of brass scrap.

     CBCC obtains approximately 75% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") was four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") from December 1994 until December 1997. In December 1997, the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. The difference between the Metal Selling Price and the Metal Buying Price was increased to eight cents per pound in September 1999. CBCC also purchases approximately 25% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through December 2000, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

     In addition to sales made under the pricing structure described above, approximately 11% of pounds sold are made on a tolling basis, where the customer consigns brass scrap to CBCC and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions affect net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod. To a lesser degree, tolling transactions also affect gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on gross profit, CBCC requires tolling customers to deliver additional pounds of brass scrap in exchange for each pound of finished rod shipped.

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

  General Economic and Industry Conditions

     The demand for the Company's products in the United States and Canada generally is dependent upon business conditions in the industries which use products made from copper alloy rod. Manufacturers of products used in building and construction and manufacturers of industrial machinery and equipment are the primary users of copper alloy rod.

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

     During 2000, United States and Canadian apparent consumption of brass rod was approximately 1.1 billion pounds, which included industry shipments of 984 million pounds plus net imports of approximately 134 million pounds, which was basically flat with 1999 apparent consumption. Industry shipments decreased approximately 17 million pounds, or 2%, from 1 billion pounds in 1999, while net imports increased approximately 24 million pounds, or 22%. Fueled by strong demand for brass rod, apparent consumption increased during the period from second half 1999 through first half 2000. Demand and the strong U.S. dollar have increased imports of brass rod. However, the increasing interest rates through mid-2000 and the economic slowdown that began in third quarter 2000 have adversely impacted customers in building and construction, transportation, industrial machinery and equipment and distribution industries. All market segments saw softening in fourth quarter 2000 as industry shipments were down 11% and net imports were off 13% as compared to fourth quarter 1999. The industry's largest end use market, building and construction, has been impacted by the slowing of new home construction and flattening demand in home remodeling.

     Since 1990, apparent consumption has fluctuated based on demand, while over the same period, CBCC's shipments have increased, with shipments plateauing over the last three years due to production constraints.

     2001 Outlook. Consistent with the slowing economy, the Company is projecting softening of apparent consumption of brass rod in first half 2001 compared with the prior year. With the forecasted recovery in the overall economy in second half 2001, demand for brass rod should strengthen and by fourth quarter 2001 apparent consumption of brass rod should show year over year increases in usage. Forecasts of future industry consumption, future levels of imports and future shipments by the Company are forward-looking and are subject to risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. There can be no assurance that the Company's projection of apparent consumption will occur. Actual results and developments in these areas will be affected by the general economic and industry conditions discussed above. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod. The Company's 2001 shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption and successfully implement its capacity expansion program.

  Inventories

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent years. If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $0.4 million higher at December 31, 2000, and $0.4 million lower at December 31, 1999.

RESULTS OF OPERATIONS (UNAUDITED; IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Net sales...................................................  $289.9   $272.9   $292.7
Cost of goods sold..........................................   244.5    225.7    247.7
Lower of cost-or-market inventory writedowns................      --       --      3.2
                                                              ------   ------   ------
  Gross profit..............................................    45.4     47.2     41.8
Selling, general and administrative expenses................     7.5     10.7      8.4
Depreciation................................................     6.5      6.2      5.7
                                                              ------   ------   ------
  Operating income..........................................    31.4     30.3     27.7
Interest expense, net.......................................     1.4      1.1      3.1
                                                              ------   ------   ------
  Income before income taxes................................    30.0     29.2     24.6
Provision for income taxes..................................    10.9     11.1      9.3
                                                              ------   ------   ------
  Income from continuing operations.........................    19.1     18.1     15.3
Discontinued operations:
  Income from discontinued operation, net of tax............      --      0.5      0.5
  Estimated loss on disposal, net of tax....................   (36.0)      --       --
                                                              ------   ------   ------
Net income (loss)...........................................  $(16.9)  $ 18.6   $ 15.8
                                                              ======   ======   ======

  2000 Compared With 1999

     Net sales increased $17.0 million, or 6.2%, to $289.9 million in 2000. Net sales increased mainly as a result of a 9% increase in the brass rod Metal Selling Price. Partially offsetting this increase was a 1% decline in brass rod shipment pounds. The shipment gains earlier in the year were offset by a fourth quarter decline. In the fourth quarter 2000, an economic slowdown adversely impacted incoming order rates from customers across all market segments. Additional discussion on demand was previously discussed above under "General Economic and Industry Conditions."

     Gross profit decreased $1.8 million, or 3.8%, to $45.4 million in 2000 due to slightly lower unit profit margins and lower brass rod shipments. Increased costs for electricity, natural gas and fuel were partially offset by improved profitability of brass purchased on the open market.

     Selling, general and administrative ("SG&A") expenses decreased $3.2 million, or 29.9%, to $7.5 million for 2000. The decrease was due to reduced professional and consulting expenses, lower management incentives and decreased franchise taxes, partially offset by higher legal fees in 2000 which were mainly due to the BP litigation.

     Depreciation expense increased by $0.3 million, or 4.8%, to $6.5 million due to the new brass foundry.

     As a result of the above factors, operating income increased $1.1 million, or 3.6%, to $31.4 million in 2000.

     Net interest expense increased by $0.3 million, or 27.3%, to $1.4 million for 2000. The increase was primarily the result of $0.4 million less capitalized interest expense on the brass rod extrusion and finishing expansion in 2000 than on the new brass rod foundry in 1999 due to the stage of completion of each project.

     As a result of the above factors, income before income taxes increased by $0.8 million, or 2.7%, to $30.0 million in 2000 from $29.2 million in 1999.

     Income tax expense decreased by $0.2 million, or 1.8%, to $10.9 million as a result of a reduction in the effective tax rate from 38% in 1999 to 36.3% partially offset by the tax on an increase of $0.8 million in income before taxes. The lower effective tax rate in 2000 was primarily the result of state tax planning initiatives including tax incentives related to CBCC's Project 400 capital investment. In first quarter 2000, the Internal Revenue Service (the "IRS") completed an examination of the federal income tax return filed by the Company for year ended December 31, 1996. In July 2000, the Company received a refund in the amount of $1.1 million from the IRS resulting from the treatment of settled issues for that year.

     As a result of the above factors, income from continuing operations increased by $1.0 million, or 5.5%, to $19.1 million or $1.24 per diluted share, in 2000 from $18.1 million, or $1.18 per diluted share in 1999.

     Income from discontinued operations, net of taxes, decreased to basically break-even in 2000 from $0.5 million of income, net of taxes, in 1999. Leavitt's results decreased in 2000 due to lower steel tubing shipments and lower unit margins. Despite higher selling prices, flat-rolled steel prices increased more than Leavitt was able to pass along to its customers due to competitive pressures, thereby resulting in lower unit margins. Leavitt's 1999 results also included a $0.9 million lower of cost-or-market inventory writedown.

     Loss on disposal of discontinued operations, net of taxes, was $36.0 million. In March 2001, the Company signed a definitive sale agreement for the assets and certain liabilities of Leavitt Tube. Additional discussion on the sale of Leavitt was previously discussed above under "General -- Sale of Leavitt Tube."

     Net loss for 2000 was $16.9 million, or $1.10 per diluted share, compared with net income for 1999 of $18.6 million, or $1.21 per diluted share.

  1999 Compared With 1998

     Net sales decreased $19.8 million, or 6.8%, to $272.9 million in 1999. Net sales increased mainly as a result of an 8% decrease in the average brass rod Metal Selling Price in 1999 compared to 1998. CBCC's brass rod shipments were slightly down from the record 1998 level. Strong 1999 industry demand was predominantly in the industry's largest end use market, plumbing and construction.

     Gross profit increased $5.4 million, or 12.9%, to $47.2 million in 1999 due to improved unit profit margins and $3.2 million lower of cost-or-market inventory writedown in 1998 due to reductions in the brass metal price. Unit margins improved because of the January 1999 and September 1999 increase in the difference between the Metal Selling Price and the Metal Buying Price.

     SG&A expenses increased $2.3 million, or 27.4%, to $10.7 million for 1999. The increase was due to higher professional and consulting expenses and increased management incentives.

     Depreciation expense increased by $0.5 million, or 8.8%, to $6.2 million due to the new brass foundry.

     As a result of the above factors, operating income increased $2.6 million, or 9.4%, to $30.3 million in 1999.

     Net interest expense decreased by $2.0 million, or 64.5%, to $1.1 million for 1999, primarily as a result of the repayment of long-term debt and capitalizing approximately $800,000 of interest expense on the construction of the new CBCC brass foundry.

     As a result of the above factors, income before income taxes increased by $4.6 million, 18.7%, to $29.2 million in 1999 from $24.6 million in 1998.

     Income tax expense increased by $1.8 million, or 19.4%, to $11.1 million as a result of the taxes on an increase of $4.6 million in income before income taxes. The effective tax rates for 1999 and 1998 were 38%.

     As a result of the above factors, income from continuing operations, increased by $2.8 million, or 18.3%, to $18.1 million, or $1.18 per diluted share, in 1999 from $15.3 million in 1998 or $0.98 per diluted share.

     Income from discontinued operations, net of taxes, was flat in 1999 at $0.5 million of income, net of taxes, with 1998. Leavitt's 1999 results included a $0.9 million lower of cost-or-market inventory writedown compared to a $3.6 million lower of cost-or-market inventory writedown in 1998. The inventory writedowns resulted from declining flat-rolled steel prices and lower steel tubing prices. Leavitt's results, excluding the lower of cost-or-market inventory writedowns, decreased $1.7 million, or 60.7%, to $1.1 million, net of tax, for 1999 due to lower steel tubing shipments and lower unit margins.

     As a result of the above factors, net income increased by $2.8 million, or 17.7%, for 1999 to $18.6 million, or $1.21 per diluted share, compared with net income for 1998 of $15.8 million, or $1.01 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

  General

     At December 31, 2000, long-term debt, including current portion, totaled $20.0 million, a $7.0 million, or 25.9% decrease from year end 1999. Cash and cash equivalents were $4.0 million at year end, resulting in net debt as of December 31, 2000, of $16.0 million.

     The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the Revolving Credit Facility.

  Working Capital

     At December 31, 2000, working capital was $18.0 million, a $0.4 million, or 2.2%, decrease from $18.4 million at December 31, 1999. Working capital at December 31, 2000, included $21.6 million receivable from BP and the BP Note payable of $20.0 million and interest accrued on the BP Note aggregating $8.3 million. These amounts were long-term assets and liabilities at December 31, 1999, and were settled in February 2001 with a CBCC payment of $2 million to BP. See further discussion of the BP settlement at Note 11 of Notes to Consolidated Financial Statements included in Item 8. Excluding the BP related amounts, working capital at December 31, 2000, was $24.8 million, a $6.4 million increase from 1999.

Decreases in cash and cash equivalents of $5.1 million and prepaid expenses of $3.2 million were offset by an increase in inventory of $10.6 million and a decrease in current liabilities of $3.4 million.

     Accounts receivable remained flat with the prior year despite a 3.5% reduction in net sales in fourth quarter 2000 compared with 1999. Offsetting this reduction was an increase in the Company's accounts receivable days outstanding from the prior year, partially due to certain customers electing not to take advantage of prompt payment discounts in 2000 and the slowing of the economy. The increase in inventory was partially due to an increase in brass rod accumulated in advance of maintenance outages in fourth quarter 2000 which was not needed as shipments slowed in fourth quarter 2000. Additionally, inventory increased due to the timing of brass scrap purchases. The decrease in current liabilities was the result of the timing of metal purchases and payment of accrued environmental costs.

     The Company's current ratio follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
Current ratio...............................................  1.28    1.45
Current ratio excluding cash................................  1.21    1.23

  Cash Flow Provided by Operating Activities

     In 2000, net cash provided by operating activities was $21.5 million compared to $31.0 million in 1999. The primary sources of cash from operating activities in 2000 were net income from continuing operations of $19.1 million, depreciation of $6.5 million, and a deferred tax expense of $6.9 million partially offset by an increase in assets and liabilities, excluding cash, debt and deferred taxes of $14.6 million. The change in working capital for 2000 was explained above in "Working Capital." In addition to cash provided by continuing operations of $17.9 million, cash provided by discontinued operations totaled $3.6 million.

     In 1999, net cash provided by operating activities was $31.0 million compared to $37.4 million in 1998. The primary sources of cash from operating activities in 1999 were net income from continuing operations of $18.1 million, depreciation and amortization of $6.2 million, a deferred tax expense of $1.1 million and a reduction in assets and liabilities, excluding cash, debt and deferred taxes of $2.2 million. In addition to cash provided by continuing operations of $27.6 million, cash provided by discontinued operations totaled $3.4 million.

     At December 31, 1999, working capital was $18.4 million which decreased $11.3 million from $29.7 million at December 31, 1998. A decrease in inventory of $5.1 million, and an increase in accounts payable and accrued liabilities of $11.5 million were partially offset by an increase in accounts receivable of $2.1 million and an increase in prepaid expenses of $3.8 million. The decline in inventory was due to timing of metal receipts and management's efforts to reduce inventory levels. The increase in accounts payable and accrued liabilities was mainly due to timing of metal purchases, increased capital expenditures payable due to the status of the foundry project in 1999 compared to the billet heater project in 1998, and the accrued environmental costs of $6.6 million at December 31, 1999. Accounts receivable increased primarily due to an increase in net sales in December 1999 compared to December 1998.

     In 1998, net cash provided by operating activities increased $22.8 million to $37.4 million compared with 1997. The primary sources of cash from operating activities in 1998 were net income from continuing operations of $15.2 million and depreciation and amortization of $5.8 million, partially offset by an increase in assets and liabilities, excluding cash, debt and deferred taxes of $3.6 million. In addition to cash provided by continuing operations of $22.5 million, cash provided by discontinued operations totaled $14.9 million.

     At December 31, 1998, working capital was $29.7 million which increased by $6.1 million from $23.6 million at December 31, 1997. An increase in cash and cash equivalents of $8.3 million and a decrease of $8.1 million in accounts payable and accrued liabilities were partially offset by a decrease in accounts receivable of $8.2 million and a decrease in inventory of $4.0 million. The primary reason for the decrease in accounts receivable, inventory and accounts payable was the decrease in the brass metal price in 1998.

  Cash Flow (Used in) Investing Activities

     Capital expenditures were $20.1 million, $31.1 million, and $11.5 million in 2000, 1999 and 1998, respectively. Capital expenditures included equipment and construction costs for a second extrusion press and additional finishing lines in 2000, equipment and construction costs for the new CBCC foundry in 1999, and initial costs for the new foundry and installation costs for the three new billet heaters in 1998.

  Cash Flow (Used in) Provided by Financing Activities

     During 2000, the Company prepaid the remaining $7.0 million on the Term Loan (as hereinafter defined). The Term Loan was paid off in June 2000, three years ahead of schedule. In addition, the Company received $0.4 million for the exercise of stock options. Cash provided by financing activities of $0.1 million during 1999 resulted from stock option exercises.

     During 1998, the Company prepaid $13.0 million on the Term Loan. Net repayments on the Revolving Credit Facility totaled $7.6 million. The Company also received proceeds of $2 million in conjunction with a lease of new billet heating equipment. See Notes 5 and 10 of Notes to Consolidated Financial Statements included in Item 8.

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

     In second quarter 1998, the Company announced Phase II of Project 400, which was a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase casting capacity and to provide customers with multiple alloys. The new brass foundry began producing billets on a trial basis in February 2000 and is now producing billets at expected production rates. The new foundry has reduced metal costs and increased production capacity. The new foundry produced approximately 18% of CBCC's billet requirements in 2000.

     In fourth quarter 1999, the Company announced Phase III of Project 400, which was a $50 million multi-year investment to purchase a second extrusion press and additional finishing equipment. When Phase III comes on line, which is expected to occur in 2002, CBCC's production capacity will increase by about one-third to more than 400 million pounds annually. The building housing the finishing lines has been completed and construction of the extrusion press building has begun. All long-lead time equipment has been ordered. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and the Bank Credit Facility, as necessary.

  Bank Credit Facility

     In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility originally included a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). Prior to second quarter 2000, the Company had prepaid all amounts on the Term Loan originally due through April 2001. The remaining balance of $7 million on the Term Loan was prepaid in second quarter 2000. Effective September 8, 1999, the Company and PNC Bank agreed on an amendment to the Bank Credit Facility which increased the Revolving Credit Facility by $10 million, to $50 million. On September 1, 2000, the Company and PNC Bank agreed on an extension to August 30, 2002, on the Revolving Credit Facility.

     Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. There were no borrowings outstanding on the Bank Credit Facility at December 31, 2000. The weighted average interest rate on the Bank Credit Facility was 6.5% at December 31, 1999.

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

     As of December 31, 2000, no amount was outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $45.4 million as of December 31, 2000.

  Average Revolving Credit Facility Borrowings

     The average outstanding balance under the Revolving Credit Facility in 2000 and 1999 was $0.7 million. As of March 22, 2001, the Company had available $35.4 million under the Revolving Credit Facility. For a discussion of long-term borrowings under the Bank Credit Facility, see Note 5 of Notes to Consolidated Financial Statements.

CONTINGENCIES -- ENVIRONMENTAL MATTERS

     As discussed in "Item 1. Business -- Environmental Regulation" and Note 11 of Notes to Consolidated Financial Statements included in Item 8, CBCC is subject to certain contingent liabilities relating to environmental conditions at its manufacturing facility.

     CBCC completed remediation activities for a portion of its Montpelier, Ohio manufacturing facility in 1998 at a cost of approximately $1 million, and initiated additional interim remedial actions for other portions of the site in second quarter 1999. Costs for the remedial actions initiated in 1999 originally were estimated at $3.1 million and were recorded in second quarter 1999. Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company recorded a receivable from BP of $1 million in third quarter 1998 for costs related to 1998 remediation activities and a $3.1 million receivable from BP in second quarter 1999 for costs related to the 1999 remediation activities.

     The results of sampling conducted as part of the interim remedial actions initiated in 1999 identified the presence of VOCs that were not covered by the initial scope of these interim actions. As a result, CBCC conducted additional sampling of certain areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. CBCC began implementing the modified plan in first quarter 2000 and completed the remediation in fourth quarter 2000 at a cost of $10 million (including $2.5 million spent in 1999 for this project). CBCC also is in the process of developing a remediation plan for in situ remediation at two additional areas of its site, and expects to initiate in situ remediation activities at those areas in 2001. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates that the costs for this project will be approximately $3 million, based upon capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase if a longer operating period is necessary. Based on cost estimates of the remediation activities conducted in 1999 and 2000, the Company recorded $13.5 million of environmental reserves of which $4.4 million was accrued in 2000. Based on BP's obligations under the Remediation Agreement, the Company recorded a corresponding $13.5 million receivable from BP. Remediation spending of $2.5 million in 1999 and $7.0 million in 2000 resulted in a reserve of $4.0 million at December 31, 2000. The reserve included $3.0 million for the in situ remediation plan, $0.6 million for environmental consulting, and $0.4 million for final payments on the 2000 remediation activities.

     As described in Note 11 of Notes to Consolidated Financial Statements included in Item 8, claims asserted by the Company against BP under the Remediation Agreement and the CBCC Purchase Agreement for, among other things, costs incurred and anticipated to be incurred by the Company for these environmental remediation activities were settled pursuant to a Settlement Agreement and Mutual Release entered into in February 2001.

     Based on currently available data, the Company believes that, upon completion of the remediation activities described above, CBCC will have substantially completed the remediation activities at its site that are necessary to address contamination of which CBCC currently is aware. However, until completion of these remedial and associated investigatory activities and receipt of approval from the Ohio EPA of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at CBCC's site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or requires excavation of soil at the two remaining areas for which CBCC currently is developing a remediation plan for in situ remediation, as a part of the settlement of the litigation with BP referred to above, BP has retained financial responsibility for such remediation activities.

     The Company expects to fund cleanup costs related to the remaining remediation activities at its manufacturing facility with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The statements set forth herein regarding anticipated expenditures for environmental matters are forward looking, are based on sampling results currently available to the Company, remediation plans in the process of being developed by independent consultants of CBCC (which plans are subject to assumptions regarding applicable cleanup standards and methodologies)and preliminary cost estimates for completion of the remediation activities. Actual costs required to be expended by the Company with respect to such matters may differ materially from current expectations depending on the final resolution of known uncertainties, including finalization of remediation plans for the two remaining areas of CBCC's site as discussed above, completion of proposed remediation activities, acceptance by applicable governmental agencies of cleanup standards relied upon in developing remediation plans and conducting remediation activities, discovery of additional contaminants during remediation, and any change in CBCC's proposed use of its property which affects any applicable cleanup standard.

CONTINGENCIES -- LEGAL PROCEEDINGS

     As discussed in "Item 3. Legal Proceedings" and Note 11 of Notes To Consolidated Financial Statements included in Item 8, in February 2001 the Company and CBCC settled a lawsuit with BP, originally filed in January 1998, regarding amounts payable under the BP Note.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no financial instruments or agreements that require disclosure pursuant to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CHASE INDUSTRIES INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              -----
Consolidated Financial Statements:
  Report of Independent Accountants.........................     20
  Consolidated Balance Sheet as of December 31, 2000 and
     1999...................................................     21
  Consolidated Statement of Income for the Years Ended
     December 31, 2000, 1999 and 1998.......................     22
  Consolidated Statement of Changes in Stockholders' Equity
     for the Years Ended December 31, 2000, 1999 and 1998...     23
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.......................     24
  Notes to Consolidated Financial Statements................  25-39

Financial Statement Schedule:
  Valuation and Qualifying Accounts.........................    S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chase Industries Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chase Industries Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Detroit, Michigan
March 23, 2001

                             CHASE INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $  3,993   $  9,131
  Receivables, net of allowance for doubtful accounts and
     claims of $990 in 2000 and 1999........................    24,214     24,196
  Inventories...............................................    29,072     18,423
  Prepaid expenses..........................................     1,253      4,434
  Deferred income taxes.....................................     3,251      2,597
  Other assets..............................................    21,600         --
                                                              --------   --------
          Total current assets..............................    83,383     58,781
Net assets of discontinued operations.......................    38,161     77,832
Property, plant and equipment, net..........................    75,659     62,137
Other assets................................................        --     16,021
                                                              --------   --------
          Total assets......................................  $197,203   $214,771
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 23,447   $ 24,179
  Accrued compensation and benefits.........................     4,170      4,731
  Accrued income taxes......................................     2,692      2,714
  Other accrued liabilities.................................     6,701      8,804
  Current portion of long-term debt.........................    20,000         --
  Interest payable -- Seller's note.........................     8,345         --
                                                              --------   --------
          Total current liabilities.........................    65,355     40,428
Long-term debt..............................................        --     27,000
Interest payable -- Seller's note...........................        --      6,484
Deferred income taxes.......................................    14,354      6,813
                                                              --------   --------
          Total liabilities.................................    79,709     80,725
                                                              --------   --------
Commitments and contingencies...............................        --         --
                                                              --------   --------
Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares
     authorized; 9,135,802 and 9,084,877 shares issued and
     outstanding in 2000 and 1999, respectively.............        92         91
  Nonvoting common stock, $.01 par value, 12,300,000 shares
     authorized; 6,150,118 shares issued and outstanding in
     2000 and 1999..........................................        61         61
  Additional paid-in capital................................    31,884     31,504
  Retained earnings.........................................    85,457    102,390
                                                              --------   --------
          Total stockholders' equity........................   117,494    134,046
                                                              --------   --------
          Total liabilities and stockholders' equity........  $197,203   $214,771
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $289,918   $272,920   $292,738
Cost of goods sold (exclusive of depreciation shown
  separately below).........................................   244,476    225,724    247,705
Lower of cost-or-market inventory writedowns................        --         --      3,174
                                                              --------   --------   --------
  Gross profit..............................................    45,442     47,196     41,859
Selling, general and administrative expenses................     7,540     10,625      8,398
Depreciation................................................     6,544      6,219      5,759
                                                              --------   --------   --------
  Operating income..........................................    31,358     30,352     27,702
Interest expense, net.......................................     1,409      1,136      3,111
                                                              --------   --------   --------
  Income before income taxes................................    29,949     29,216     24,591
Provision for income taxes..................................    10,872     11,103      9,345
                                                              --------   --------   --------
Income from continuing operations...........................    19,077     18,113     15,246
Discontinued operations (Note 13):
  Income (loss), net of income taxes........................       (10)       502        514
  Estimated (loss) on disposal, net of income taxes.........   (36,000)        --         --
                                                              --------   --------   --------
          Net income (loss).................................  $(16,933)  $ 18,615   $ 15,760
                                                              ========   ========   ========
Earnings per share -- Basic:
  Income from continuing operations.........................  $   1.25   $   1.19   $   1.01
  Income from discontinued operations.......................        --       0.03       0.03
  Estimated (loss) on disposal of discontinued operations...     (2.36)        --         --
                                                              --------   --------   --------
          Net income (loss).................................  $  (1.11)  $   1.22   $   1.04
                                                              ========   ========   ========
Earnings per share -- Diluted:
  Income from continuing operations.........................  $   1.24   $   1.18   $   0.98
  Income from discontinued operations.......................        --       0.03       0.03
  Estimated (loss) on disposal of discontinued operations...     (2.34)        --         --
                                                              --------   --------   --------
          Net income (loss).................................  $  (1.10)  $   1.21   $   1.01
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               ADDITIONAL
                                                      COMMON    PAID-IN     RETAINED
                                                      STOCK     CAPITAL     EARNINGS    TOTAL
                                                      ------   ----------   --------   --------
Balances, January 1, 1998...........................   $101     $30,597     $ 68,015   $ 98,713
  Net income........................................     --          --       15,760     15,760
  Exercised stock options...........................     --         947           --        947
  Three-for-two stock split.........................     51         (51)          --         --
                                                       ----     -------     --------   --------
Balances, December 31, 1998.........................    152      31,493       83,775    115,420
  Net income........................................     --          --       18,615     18,615
  Exercised stock options...........................     --          11           --         11
                                                       ----     -------     --------   --------
Balances, December 31, 1999.........................    152      31,504      102,390    134,046
  Net income (loss).................................     --          --      (16,933)   (16,933)
  Exercised stock options...........................      1         380           --        381
                                                       ----     -------     --------   --------
Balances, December 31, 2000.........................   $153     $31,884     $ 85,457   $117,494
                                                       ====     =======     ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Operating activities:
  Income from continuing operations.........................  $ 19,077   $ 18,113   $ 15,246
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation...........................................     6,544      6,219      5,758
     Deferred income tax expense (benefit)..................     6,887      1,078     (2,077)
     Lower of cost-or-market inventory writedowns...........        --         --      3,174
     Changes in assets and liabilities:
       (Increase) decrease in receivables...................       (18)    (2,083)     8,188
       (Increase) decrease in inventories...................   (10,649)     5,144        851
       Decrease (increase) in prepaid expenses..............     3,181     (3,792)        53
       (Increase) decrease in other assets..................    (3,718)    (8,627)      (522)
       (Decrease) increase in accounts payable..............      (732)     4,415    (10,666)
       (Decrease) increase in accrued liabilities...........    (2,686)     7,096      2,538
                                                              --------   --------   --------
       Net cash provided by operating activities of
          continuing operations.............................    17,886     27,563     22,543
                                                              --------   --------   --------
  Discontinued operations:
     Estimated (loss) on disposal of discontinued
       operations...........................................   (36,000)        --         --
     Non-cash items from discontinued operations............    36,000         --         --
     Cash provided by discontinued operations...............     3,661      3,446     14,880
                                                              --------   --------   --------
       Net cash provided by discontinued operations.........     3,661      3,446     14,880
                                                              --------   --------   --------
          Net cash provided by operating activities.........    21,547     31,009     37,423
                                                              --------   --------   --------
Investing activities:
  Expenditures for property, plant and equipment............   (20,066)   (31,078)   (11,516)
                                                              --------   --------   --------
          Net cash (used in) investing activities...........   (20,066)   (31,078)   (11,516)
                                                              --------   --------   --------
Financing activities:
  Revolving credit facility repayments, net.................        --         --     (7,578)
  Principal payments on bank term loan......................    (7,000)        --    (13,000)
  Equipment financing.......................................        --         --      2,000
  Other, net................................................       381         11        947
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            activities......................................    (6,619)        11    (17,631)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (5,138)       (58)     8,276
Cash and cash equivalents, beginning of year................     9,131      9,189        913
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  3,993   $  9,131   $  9,189
                                                              ========   ========   ========
Supplemental disclosures:
  Interest paid.............................................  $    475   $    647   $  1,582
                                                              ========   ========   ========
  Income taxes paid.........................................  $    519   $ 11,703   $  7,955
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

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation and Organization

     The consolidated balance sheet as of December 31, 2000 and 1999, and the consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiaries, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation, Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation, and Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt. All significant intercompany transactions have been eliminated in consolidation.

     In fourth quarter 2000, the Company decided to divest Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago, for approximately $32 million, subject to closing adjustments. The sale is scheduled to close on March 30, 2001. Leavitt has been reflected in the financial statements as a discontinued operation. For additional discussion on the discontinued operation, see Note 13, Discontinued Operations.

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

  Revenue Recognition

     Net sales represent gross sales of brass rod and are recorded at the time of shipment. The gross sales price of brass rod consists of a metal price charged to the customers and a fabrication price as separate components. In addition, approximately 10% of pounds sold by CBCC are made on a "Tolling" basis, where the customer consigns brass scrap to CBCC and is only charged a fabrication price for processing the brass scrap into finished rod. For tolling sales, the brass metal value is not included in net sales or cost of goods sold.

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

                             CHASE INDUSTRIES INC.

  Inventories

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent years. During 1998, the Company recorded non-cash inventory writedowns totaling $3.2 million due to reductions in the brass metal price.

     If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $0.4 million higher and $0.4 million lower at December 31, 2000 and 1999, respectively.

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

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was originally effective for years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Accounting Standards No. 137 delaying the effective date of SFAS 133 by one year. SFAS 133 was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which was issued in June 2000. The new standards require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Management of the Company believes SFAS 133, as amended, will not have a material effect on its financial position or results of operations.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management of the Company believes SFAS 140 will not have a material effect on its financial position or results of operations.

                             CHASE INDUSTRIES INC.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"). SAB 101B delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of 2000. The Company adopted SAB 101 pursuant to SAB 101B (including the recent Frequently Asked Questions and Answers document issued by the SEC in October
2000) as required in fourth quarter 2000. There was no effect on the Company's results of operation from the adoption of SAB 101.

     At the September 2000 meeting, the Emerging Issues Task Force reached final consensus on Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("EITF 00-10"), which is effective in fourth quarter 2000 for the Company. EITF 00-10 requires shipping and handling billed to customers to be classified as revenue and requires shipping and handling costs to be classified as cost of goods sold or disclosed separately in the income statement. In fourth quarter 2000, in order to comply with EITF 00-10, the Company classified shipping and handling costs as cost of goods sold in the consolidated Statement of Income. For comparative purposes, shipping and handling costs in all prior year periods have been reclassified to cost of goods sold from net sales to conform to current year presentations.

2. INVENTORIES:

     Inventories consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Raw materials...............................................  $ 5,703   $ 3,585
Work in progress............................................   11,224     8,405
Finished goods..............................................   13,699     7,308
                                                              -------   -------
                                                               30,626    19,298
Tolling metal due customers.................................   (1,554)     (875)
                                                              -------   -------
                                                              $29,072   $18,423
                                                              =======   =======

3. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment and the related depreciable lives consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Land and land improvements (15-20 years)....................  $    635   $    507
Buildings and improvements (10-39 years)....................    19,319     18,800
Machinery and equipment (3-20 years)........................    78,763     67,171
Construction in progress....................................    14,011      9,091
                                                              --------   --------
                                                               112,728     95,569
Accumulated depreciation....................................   (37,069)   (33,432)
                                                              --------   --------
                                                              $ 75,659   $ 62,137
                                                              ========   ========

                             CHASE INDUSTRIES INC.

4. OTHER ASSETS:

     Receivable from BP. The receivable from BP represents the amounts arising from claims by the Company against BP under the CBCC Purchase Agreement and a Remediation Agreement (as hereinafter defined). See Note 11, Commitments and Contingencies, for further discussion of the Receivable from BP. The receivable from BP consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Certain environmental remediation costs.....................  $16,430   $11,975
Post-closing adjustments per CBCC Purchase Agreement........    1,292     1,292
Environmental-related capital expenditures..................    1,518     1,394
Other costs and claims......................................    2,360     1,360
                                                              -------   -------
Receivable from BP -- current asset.........................  $21,600
                                                              =======
Receivable from BP -- long-term asset.......................            $16,021
                                                                        =======

5. FINANCING ARRANGEMENTS:

     Debt consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
BP Note.....................................................  $20,000   $20,000
Term Loan...................................................       --     7,000
                                                              -------   -------
Total debt..................................................   20,000    27,000
Current portion of long-term debt...........................   20,000        --
                                                              -------   -------
Long-term debt..............................................       --   $27,000
                                                              =======   =======
Interest payable -- Seller's Note:
  Contingent interest.......................................      254       254
  Interest on BP Note.......................................    7,429     5,568
  Accrued interest on BP Note...............................      662       662
                                                              -------   -------
Current interest payable -- Seller's Note...................  $ 8,345
                                                              =======
Long-term interest payable -- Seller's Note.................            $ 6,484
                                                                        =======

     In connection with the CBCC Acquisition, the Company issued to BP a promissory note in the original principal amount of $20.0 million as partial consideration for the CBCC Acquisition (the "BP Note"). The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997 and 1998, were offset against the receivable from BP. As of the August 24, 1999, due date of the BP Note, the Company also offset the $1,856,000 in accrued and unpaid interest due August 24, 1999, and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. However, for financial statement reporting purposes, pursuant to Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), at December 31, 2000, the

                             CHASE INDUSTRIES INC.

Company continued to record the full principal balance of the BP Note as a liability. SFAS 125 requires that in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor or judicially. The Company maintained the debt on its books and continued to accrue interest at 9.28% until February 2001, when the matter was settled. See Note 11, Commitments and Contingencies, for further discussion of the BP Note.

     In connection with the Leavitt Acquisition, the Company entered into a credit facility (the "Bank Credit Facility") of $100 million agented by PNC Bank, National Association ("PNC Bank"). The Bank Credit Facility originally included a $60 million term loan ("Term Loan") and a $40 million revolving credit facility ("Revolving Credit Facility"). In June 2000, the Company prepaid the remaining $7 million outstanding under the Term Loan. The Term Loan was repaid three years ahead of schedule. Effective September 8, 1999, the Company and PNC Bank agreed on an amendment to the Bank Credit Facility which increased the Revolving Credit Facility by $10 million, to $50 million. On September 1, 2000, the Company and PNC Bank agreed on an extension to August 30, 2002, on the Revolving Credit Facility.

     Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. No borrowings were outstanding on the Bank Credit Facility at December 31, 2000. The weighted average interest rate on the Bank Credit Facility was 6.5% at December 31, 1999.

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

     The Company capitalized interest expense on major capital projects totaling $384,000 and $803,000 for the years ended December 31, 2000 and 1999, respectively.

6. RETIREMENT PLANS:

     The Company provides various contributory and noncontributory benefit plans covering substantially all of its employees, including profit sharing plans, employee savings plans under Section 401(k) of the Internal Revenue Code and defined benefit pension plans.

     For plans to which the Company contributes, the contributions become fully vested after five years of service. The amount of Company contributions to the employee savings plans are based on formulas outlined in the plans. Company contributions under the noncontributory qualified profit sharing plans are based on a percentage of eligible employees' compensation. Contributions to the trust fund of the profit sharing plans are discretionary, and the Company has the right to amend, modify or terminate the plans, but in no event will any portion of vested contributions revert to the Company. Charges to expense under the defined contribution plans, for the years ended December 31, 2000, 1999, and 1998, were $459,000, $454,000 and $366,000 respectively.

     The defined benefit retirement plans provide benefits based on a participant's years of service and stated monthly benefit amounts based on the date of retirement. The Company's policy is to make periodic contributions as required by contract or applicable regulations.

                             CHASE INDUSTRIES INC.

     The following tables provide a reconciliation, for the years ended December 31, 2000 and 1999, of the changes in the defined benefit retirement plans' benefit obligations and fair value of assets (in thousands):

     Change in plan assets:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Fair value at beginning of year.............................  $3,696   $3,344
Actual return (loss) on plan assets.........................     (51)     323
Employer contributions......................................     323       62
Benefit payments............................................     (42)     (33)
                                                              ------   ------
Fair value at end of year...................................  $3,926   $3,696
                                                              ======   ======

     Change in benefit obligation:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Obligation at beginning of year.............................  $3,717   $3,993
Service cost................................................     163      178
Interest cost...............................................     297      268
Actuarial loss (gain).......................................     389     (689)
Benefit payments............................................     (42)     (33)
                                                              ------   ------
Obligation at end of year...................................  $4,524   $3,717
                                                              ======   ======

     Funded Status:

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
Balance at end of year......................................  $(598)  $ (21)
Unrecognized net actuarial (gain) loss......................    415    (319)
Unrecognized prior service cost.............................    729     791
                                                              -----   -----
Pension prepaid expense.....................................  $ 546   $ 451
                                                              =====   =====

     For the year ended December 31, 2000, the discount rate used in determining the projected benefit obligation was 7.38% and the expected long-term rate of return on assets was 8.0%. For the year ended December 31, 1999, the discount rate used in determining the projected benefit obligation was 7.75% and the expected long-term rate of return on assets was 8.0%.

     The defined benefit retirement plans' net periodic pension expense was as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Service cost................................................  $ 163    $ 178    $ 115
Interest cost (loss)........................................    297      268      197
Actual loss (return) on plan assets.........................     51     (323)    (435)
Net amortization and deferral...............................   (284)     119      225
                                                              -----    -----    -----
Net periodic pension expense................................  $ 227    $ 242    $ 102
                                                              =====    =====    =====

                             CHASE INDUSTRIES INC.

7. INCOME TAXES:

     The consolidated provision for income taxes consisted of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Current taxes:
  Federal...............................................  $ 3,793   $ 8,823   $ 9,555
  State.................................................      192     1,502     1,425
                                                          -------   -------   -------
Total current taxes.....................................    3,985    10,325    10,980
Deferred tax expense (benefit)..........................    6,887       778    (1,635)
                                                          -------   -------   -------
Provision for income taxes..............................  $10,872   $11,103   $ 9,345
                                                          =======   =======   =======

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities and were composed of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
Net current deferred tax asset:
  Inventory reserves........................................  $   958   $  857
  Accrued employee benefits.................................      510      365
  Allowance for doubtful accounts and claims................      248      105
  Estimated capital loss on disposal of discontinued
     operation..............................................    5,434       --
  Valuation allowance.......................................   (5,434)      --
  Other, net................................................    1,535    1,270
                                                              -------   ------
                                                              $ 3,251   $2,597
                                                              =======   ======
Net long-term deferred tax liability:
  Depreciation and basis differences........................  $ 8,847   $6,346
  Other, net................................................    5,507      467
                                                              -------   ------
                                                              $14,354   $6,813
                                                              =======   ======

     A reconciliation of the provision for income taxes compared with the amounts at the federal statutory tax rate follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           -------   -------   ------
Tax provision at statutory rate of 35%...................  $10,482   $10,226   $8,607
State taxes..............................................      116       854      874
Other, net...............................................      274        23     (136)
                                                           -------   -------   ------
Provision for income taxes...............................  $10,872   $11,103   $9,345
                                                           =======   =======   ======
Effective tax rate.......................................     36.3%     38.0%    38.0%

                             CHASE INDUSTRIES INC.

8. STOCK OPTIONS:

     In November 1994, the Company implemented its 1994 Long-Term Incentive Plan (the "1994 Plan"). Under the 1994 Plan, as amended, 2,250,000 shares of Common Stock are reserved for options granted or available for grant. Stock options granted on or before December 31, 2000, become exercisable over five years from the grant date (subject to acceleration under certain circumstances), expire after ten years and have an exercise price equal to the closing market price on the grant date.

     In May 1997, the Company implemented its 1997 Non-Employee Director Stock Option Plan (the "Director Plan") which provides for the granting of stock options to non-employee directors upon their election to the Board of Directors and, at the election of each non-employee director, in lieu of all or a portion of their annual retainer and meeting fees. Under the Director Plan, 150,000 shares of Common Stock are reserved for options granted or available for grant. Stock options granted upon election to the Board become exercisable in 20% increments on each of the first five anniversaries of the date of grant, have an exercise price equal to the average closing market price of common stock for the five trading days preceding the date of election to the Board, and expire after ten years. Stock options granted in lieu of the annual retainer and meeting fees are granted quarterly at the end of each quarter, become exercisable immediately upon grant, have an exercise price equal to one-half of the average closing market price of Common Stock for the last five trading days of the quarter to which the grant relates, and expire after ten years.

     In May 1997, the Company implemented its 1997 Executive Deferred Compensation Stock Option Plan (the "Executive Plan") which provides for the granting of stock options to eligible executives of the Company and its subsidiaries who elect to participate in the Executive Plan and receive stock options in lieu of all or a portion of their annual cash bonus. Under the Executive Plan, 450,000 shares of Common Stock are reserved for options granted or available for grant. Stock options granted under the Executive Plan are granted on the date of determination of a participant's annual cash bonus, become exercisable immediately upon grant and expire after ten years. The stock options related to each annual bonus amount deferred are granted in four series of equal numbers of options, with each series attributed to a calendar quarter in the calendar year to which the bonus relates. Stock options granted in each series have an exercise price equal to one-half of the average closing market price of Common Stock for the last five trading days of the calendar quarter to which such series relates.

     The following summary includes stock options granted under the Plans as of December 31:

                                    2000                   1999                   1998
                            --------------------   --------------------   --------------------
                                        WEIGHTED               WEIGHTED               WEIGHTED
                                        AVERAGE                AVERAGE                AVERAGE
                             NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                            OF SHARES    PRICES    OF SHARES    PRICES    OF SHARES    PRICES
                            ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning
  of year.................  1,666,516    $11.19    1,586,793    $11.42    1,189,621    $9.00
Granted...................    179,337      6.58      111,583      8.15      486,392    16.66
Exercised.................    (50,925)     6.67       (1,425)     6.67      (80,400)    7.28
Canceled/Forfeited........    (57,450)    15.35      (30,435)    11.75       (8,820)   13.11
                            ---------              ---------              ---------
Outstanding at end of
  year....................  1,737,478     10.71    1,666,516     11.19    1,586,793    11.42
                            =========              =========              =========
Exercisable at end of
  year....................  1,312,268      9.91    1,044,896      9.05      736,818     8.13
                            =========              =========              =========

                             CHASE INDUSTRIES INC.

     The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                    ----------------------------------   ----------------------
                                                  WEIGHTED   WEIGHTED                  WEIGHTED
                                                  AVERAGE     AVERAGE                  AVERAGE
                                      NUMBER      EXERCISE   REMAINING     NUMBER      EXERCISE
    RANGE OF EXERCISE PRICES        OUTSTANDING    PRICE       LIFE      EXERCISABLE    PRICE
    ------------------------        -----------   --------   ---------   -----------   --------
$ 4.00 to $ 8.67.................      793,410     $ 6.65       5.4         697,235     $ 6.40
  8.68 to  15.17.................      562,243      11.49       5.5         404,298      11.75
 17.34 to  21.67.................      381,825      18.02       5.8         210,735      18.00
                                     ---------     ------       ---       ---------     ------
  4.00 to  21.67.................    1,737,478      10.71       5.5       1,312,268       9.91
                                     =========     ======       ===       =========     ======

     Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). However, as permitted under SFAS 123, the Company has elected to continue accounting for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which is an intrinsic value based method of accounting. Had stock option compensation for the Plan been determined based on the fair value of the stock options on the respective grant dates consistent with the methodology of SFAS 123, the pro forma reduction to the Company's net income and basic earnings per share would have been $1,117,000, $853,000 and $904,000, and $.07, $.06 and $.06 in 2000, 1999 and 1998, respectively.

     The fair value of each stock option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Estimated fair value per share of options granted during the
  year......................................................  $4.78    $4.26    $6.72
Assumptions:
  Annualized dividend yield.................................     --       --       --
  Common stock price volatility.............................   38.0%    32.6%    29.2%
  Risk-free rate of return..................................    6.6%     6.0%     5.6%
  Expected option term (in years)...........................      6        6        6

9. COMMON STOCK AND EARNINGS PER SHARE:

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

                             CHASE INDUSTRIES INC.

     The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Basic............................................  15,263,403   15,234,413   15,215,658
Stock options....................................     114,054      101,883      345,211
                                                   ----------   ----------   ----------
Diluted..........................................  15,377,457   15,336,296   15,560,869
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

     At December 31, 2000 and 1999, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

     On December 26, 2000, the Board of Directors declared a dividend distribution of one preferred share purchase right (a "right") for each share of the Company's common stock outstanding on January 5, 2001. Each right would entitle shareholders to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value, of the Company at a price of $30 per one one-thousandth of a Preferred Share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of common stock. The rights expire on December 26, 2010, unless the expiration date is extended or the rights redeemed or exchanged by the Company earlier.

10. OPERATING LEASE OBLIGATIONS:

     Rental expense under operating leases was $1,710,000, $1,575,000 and $1,598,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, the minimum rental commitments under long-term operating leases were as follows: $1,284,000 in 2001, $1,092,000 in 2002, $1,034,000 in 2003 and $42,000 in 2004.

     In December 1997, CBCC entered into a six-year operating lease agreement for certain manufacturing equipment. There are several options available to the Company at the end of the lease term, which include renewal of the lease, purchase of the equipment by CBCC or sale of the equipment.

11. COMMITMENTS AND CONTINGENCIES:

     CBCC is subject to certain contingent environmental liabilities with respect to CBCC's facility. In connection with the CBCC Acquisition the Company and BP entered into a remediation agreement (the "Remediation Agreement"). Under the terms of the Remediation Agreement, BP was responsible for certain remediation activities attributable to environmental releases which occurred prior to the CBCC Acquisition at CBCC's manufacturing facility. BP also is obligated under the CBCC Purchase Agreement to indemnify the Company for certain liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that certain areas of the site upon which CBCC's manufacturing facility is located have been contaminated with certain volatile

                             CHASE INDUSTRIES INC.

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

     CBCC also initiated additional interim remedial actions for other portions of the site in second quarter 1999, with completion anticipated during first quarter 2000. Costs for this project originally were estimated at $3.1 million and were recorded in second quarter 1999. Based on BP's obligations under the Remediation Agreement and the CBCC Purchase Agreement, the Company also recorded a corresponding $3.1 million receivable from BP in second quarter 1999. However, the results of sampling conducted as part of these interim remedial actions initiated in 1999 identified the presence of VOCs that were not covered by the initial scope of these interim actions. As a result, CBCC conducted additional sampling at certain areas of the site to further delineate the contamination in those areas. Based on the aggregate sampling results, CBCC modified its 1999 remediation plan. CBCC began implementing the modified plan in first quarter 2000 and completed those remediation activities in fourth quarter 2000 at a cost of $10 million (including $2.5 million spent in 1999 for this project).

     CBCC also is in the process of developing a remediation plan for in situ remediation at two additional areas of its site, and expects to initiate in situ remediation activities at those areas in 2001. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project to approximate $3 million, based upon capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase if a longer operating period is necessary.

     Based on cost estimates of the remediation activities conducted in 1999 and 2000, the Company recorded $13.5 million of environmental reserves of which $4.4 million was accrued in 2000. Based on BP's obligations under the Remediation Agreement, the Company recorded a corresponding $13.5 million receivable from BP. Remediation spending of $2.5 million in 1999 and $7.0 million in 2000 resulted in a reserve of $4.0 million at December 31, 2000. The reserve included $3.0 million for the in situ remediation plan, $0.6 million for environmental consulting, and $0.4 million for final payments on the 2000 remediation activities.

     Based on currently available data, the Company believes that upon completion of the remediation activities at the two remaining sites described above CBCC will have substantially completed the remediation activities that the Company believes are necessary to address contamination at its site. However, until the completion of these remedial and associated investigatory activities and receipt of approval from the Ohio Environmental Protection Agency of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at its site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or requires excavation of soil at the two remaining areas for which CBCC currently is developing a remediation plan for in situ remediation, as part of the settlement of the litigation with BP discussed below BP has retained responsibility for such remediation activities.

     The Company believes it will be able to fund cleanup costs related to anticipated future remediation activities at its manufacturing facility with cash on hand and borrowings under its existing Bank Credit

                             CHASE INDUSTRIES INC.

Facility. Therefore, the Company does not believe that funding these remediation activities will have a material effect on the Company's financial condition, results of operations or liquidity.

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

     On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio. The Company and BP entered into a Settlement Agreement and Mutual Release dated February 22, 2001 (the "Settlement Agreement"), pursuant to which the Company and BP resolved and settled the claims between them that were the subject of the lawsuit. Pursuant to the Settlement Agreement,
(1) the Company paid to BP $2 million, (2) the BP Note was deemed paid in full,
(3) the Company retained responsibility and financial liability for completing in situ remediation at the two remaining areas of CBCC's site where additional remediation activities currently are contemplated to be required and (4) BP retained financial liability for (A) excavation activities that may be required by regulatory agencies at these two remaining sites and (B) additional remediation activities that may be required by regulatory agencies at the remaining areas of CBCC's site, including areas where remediation activities previously have been conducted. BP also retained and reaffirmed its obligations under the CBCC Purchase Agreement to indemnify the Company and CBCC for any claim made against the Company or CBCC in respect of any liability or obligation of BP which was not assumed by the Company or CBCC as part of the CBCC Acquisition, including without limitation claims related to off-site contamination and third party claims.

     In addition to the above, the Company has outstanding purchase commitments for capital equipment and building construction totaling approximately $20.3 million at December 31, 2000.

                             CHASE INDUSTRIES INC.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In addition to reclassifying Leavitt Tube as a discontinued operation, shipping and handling costs have been reclassified to cost of goods sold from net sales for all periods presented.

                                                                 2000
                                                --------------------------------------
                                                 FIRST    SECOND     THIRD     FOURTH
                                                QUARTER   QUARTER   QUARTER   QUARTER
                                                -------   -------   -------   --------
Net sales.....................................  $81,635   $73,835   $70,010   $ 64,438
Gross profit..................................  $13,346   $12,673   $10,981   $  8,442
Income from continuing operations.............  $ 5,813   $ 5,359   $ 4,250   $  3,655
Discontinued operations:
  Income (loss), net of taxes.................     (136)     (428)      (89)       643
  Estimated loss on disposal, net of taxes....                                 (36,000)
                                                -------   -------   -------   --------
Net income (loss).............................  $ 5,677   $ 4,931   $ 4,161   $(31,702)
                                                =======   =======   =======   ========
Average shares outstanding:
  Basic.......................................   15,235    15,258    15,276     15,284
  Diluted.....................................   15,347    15,391    15,407     15,365
Basic earning per share:
  Continuing operations.......................     0.38      0.35      0.28       0.24
  Discontinued operations:
     Income (loss), net of taxes..............  $ (0.01)  $ (0.03)  $ (0.01)  $   0.04
     Estimated loss on disposal, net of
       taxes..................................  $    --   $    --   $    --   $  (2.35)
  Net income (loss)...........................  $  0.37   $  0.32   $  0.27   $  (2.07)
Diluted earnings per share:
  Continuing operations.......................  $  0.38   $  0.35   $  0.28   $   0.24
  Discontinued operations:
     Income (loss), net of taxes..............  $ (0.01)  $ (0.03)  $ (0.01)  $   0.04
     Estimated loss on disposal, net of
       taxes..................................  $    --   $    --   $    --   $  (2.34)
  Net income (loss)...........................  $  0.37   $  0.32   $  0.27   $  (2.06)

                             CHASE INDUSTRIES INC.

                                                                 1999
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
Net sales......................................  $72,744   $66,805   $66,624   $66,747
Gross profit...................................  $12,869   $11,772   $11,080   $11,475
Income from continuing operations..............  $ 5,238   $ 4,553   $ 4,066   $ 4,256
Income (loss) discontinued operations, net of
  taxes........................................     (826)      504       226       598
                                                 -------   -------   -------   -------
Net income.....................................  $ 4,412   $ 5,057   $ 4,292   $ 4,854
                                                 =======   =======   =======   =======
Average shares outstanding:
  Basic........................................   15,234    15,234    15,234    15,235
  Diluted......................................   15,357    15,326    15,324    15,335
Basic earning per share:
  Continuing operations........................  $  0.34   $  0.30   $  0.27   $  0.28
  Discontinued operations:
     Income (loss), net of taxes...............  $ (0.05)  $  0.03   $  0.01   $  0.04
Net income.....................................  $  0.29   $  0.33   $  0.28   $  0.32
Diluted earnings per share:
  Continuing operations........................  $  0.34   $  0.30   $  0.27   $  0.28
  Discontinued operations:
     Income (loss), net of taxes...............  $ (0.05)  $  0.03   $  0.01   $  0.04
  Net income...................................  $  0.29   $  0.33   $  0.28   $  0.32

                                                                 1998*
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
Net sales......................................  $83,247   $75,856   $69,390   $64,246
Gross profit...................................  $12,717   $10,243   $ 9,288   $ 9,612
Income from continuing operations..............  $ 5,319   $ 3,866   $ 2,915   $ 3,145
Income (loss) discontinued operations, net of
  taxes........................................    1,660       855      (163)   (1,837)
                                                 -------   -------   -------   -------
Net income.....................................  $ 6,979   $ 4,721   $ 2,752   $ 1,308
                                                 =======   =======   =======   =======
Average shares outstanding:
  Basic........................................   15,172    15,223    15,233    15,233
  Diluted......................................   15,545    15,698    15,545    15,437
Basic earning per share:
  Continuing operations........................  $  0.35   $  0.25   $  0.19   $  0.21
  Discontinued operations:
     Income (loss), net of taxes...............  $  0.11   $  0.06   $ (0.01)  $ (0.12)
  Net income...................................  $  0.46   $  0.31   $  0.18   $  0.09
Diluted earnings per share:
  Continuing operations........................  $  0.34   $  0.25   $  0.19   $  0.20
  Discontinued operations:
     Income (loss), net of taxes...............  $  0.11   $  0.05   $ (0.01)  $ (0.12)
  Net income...................................  $  0.45   $  0.30   $  0.18   $  0.08

---------------

 * The second and fourth quarters of 1998 included lower of cost-or-market inventory writedowns of $2,424,000 and $750,000, respectively.

                             CHASE INDUSTRIES INC.

13. DISCONTINUED OPERATIONS

     In fourth quarter 2000, the Company decided to divest Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago, for approximately $32 million, subject to closing adjustments. The sale is scheduled to close on March 30, 2001. The Company recorded an estimated loss on the sale of Leavitt of $36.0 million, including income tax benefit of $11.3 million, in fourth quarter 2000. The disposal of Leavitt represented the disposal of a business segment. Consequently, the consolidated financial statements reflect Leavitt as a discontinued operation.

     The operating results of discontinued operations were as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Net sales............................................  $118,787   $127,792   $149,901
Income (loss) before taxes...........................       (16)       809        829
Estimated (loss) on disposal.........................   (47,300)        --         --
Provision for income (taxes) benefit.................    11,306       (307)      (315)
                                                       --------   --------   --------
Net income (loss)....................................  $(36,010)  $    502   $    514
                                                       ========   ========   ========

     A portion of the Company's interest expense has been allocated to discontinued operations based on the debt outstanding on Leavitt's balance sheet. Income taxes on results of the discontinued operations have been allocated using the same overall rate incurred by the Company in each year presented.

     The assets and liabilities of the discontinued operations were as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Assets:
  Receivables, net..........................................  $  7,521   $ 9,187
  Inventories, net..........................................    29,194    26,807
  Other current assets......................................       815       930
  Property, plant and equipment, net........................    56,040    58,922
  Valuation allowance.......................................   (36,000)       --
  Other assets..............................................     2,637     3,271
                                                              --------   -------
          Total assets......................................    60,207    99,117
                                                              --------   -------
Liabilities:
  Accounts payable..........................................     9,101     7,409
  Accrued liabilities.......................................     5,006     5,685
  Noncurrent liabilities....................................     7,939     8,191
                                                              --------   -------
          Total liabilities.................................    22,046    21,285
                                                              --------   -------
Net assets of discontinued operations.......................  $ 38,161   $77,832
                                                              ========   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2001 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2001 and is incorporated herein by reference.

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

     3. Exhibits

     Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Sale and Purchase Agreement dated May 15, 1996, among
                            Chase Brass Industries, Inc. (the "Company"), Leavitt
                            Structural Tubing Co. and UNR Industries, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
           2.2           -- Amendment No. 1 to Sale and Purchase Agreement dated July
                            1, 1996, by and among the Company, Leavitt Tube Company,
                            Inc., a Delaware corporation and a wholly owned
                            subsidiary of the Company, Leavitt Structural Tubing Co.
                            and UNR Industries, Inc. (incorporated by reference to
                            Exhibit 2.2 to the Company's Quarterly Report on Form
                            10-Q for the quarter ended June 30, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.3           -- Amendment No. 2 to Sale and Purchase Agreement dated as of August 29, 1996, among the Company, Leavitt Tube
                            Company, Inc., Leavitt Structural Tubing Co. and UNR
                            Industries, Inc. (incorporated by reference to Exhibit
                            2.4 to the Company's Current Report on Form 8-K dated
                            August 30, 1996, filed with the Securities and Exchange
                            Commission on September 13, 1996).
           2.4           -- Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.
                            (incorporated by reference to Exhibit 2.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996).
           3.1           -- Restated Certificate of Incorporation of the Company
                            (incorporated by reference to Exhibit 3.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1998), as amended by the Certificate of
                            First Amendment to the Company's Restated Certificate of
                            Incorporation (incorporated by reference to Exhibit 3.2
                            to the Company's Current Report on Form 8-K dated May 14,
                            1997, filed with the Securities and Exchange Commission
                            on May 28, 1997) and Certificate of Second Amendment to
                            the Company's Restated Certificate of Incorporation
                            (incorporated herein by reference to Exhibit 3.2 to the
                            Company's Current Report on form 8-K dated May 26, 1998,
                            filed with the Securities and Exchange Commission on June
                            1, 1998).
           3.2           -- Certificate of Designation of Series A Junior
                            Participating Preferred Stock (incorporated herein by
                            reference to Exhibit 4.2 to the Company's Form 8-A dated
                            January 5, 2001, filed with the Securities and Exchange
                            Commission on January 5, 2001).
           3.3           -- By-Laws of the Company (incorporated by reference to
                            Exhibit 99.5 to the Company's Current Report on Form 8-K
                            dated December 26, 2000, filed with the Securities and
                            Exchange Commission on January 4, 2001).
           4.1           -- Specimen Common Stock Certificate (incorporated by
                            reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-1 as filed with the Securities and
                            Exchange Commission on November 3, 1994, Registration No.
                            33-83178).
           4.2           -- Exchange Agreement dated November 4, 1994, between the
                            Company and Citicorp Venture Capital Ltd. ("CVC")
                            (incorporated by reference to Exhibit 4.4 to the
                            Company's Registration Statement on Form S-8 dated
                            December 9, 1994, Registration No. 33-87278).
          10.1           -- Credit Agreement by and among the Company, the banks
                            referred to therein and PNC Bank, National Association,
                            as Agent, dated as of August 30, 1996 (incorporated by
                            reference to Exhibit 99.1 to the Company's Current Report
                            on Form 8-K dated August 30, 1996, filed with the
                            Securities and Exchange Commission on September 13,
                            1996).
          10.2           -- First Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent dated June 16, 1997
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1998).
          10.3           -- Second Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent dated September 8, 1999
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999).
         +10.4           -- Third Amendment to Credit Agreement by and among the
                            Company, the banks referred to therein and PNC Bank,
                            National Association, as Agent dated September 1, 2000.
          10.5*          -- Employment Agreement dated November 10, 1994, between the
                            Company and Mr. Alonzo (incorporated by reference to
                            Exhibit 10.3 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1994).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.6*          -- Employment Agreement dated October 12, 1999, between
                            Chase Brass & Copper Company, Inc., a wholly owned
                            subsidiary of the Company, and John H. Steadman
                            (incorporated by reference to Exhibit 10.5 to the
                            Company's Annual Report on form 10-K for the year ended
                            December 31, 1999).
          10.7*          -- Chase Industries Inc. 1994 Long-Term Incentive Plan, as
                            amended as of May 14, 1997 (incorporated by reference to
                            Exhibit 10.5 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1998).
          10.8*          -- First Amendment to Chase Industries Inc. 1994 Long-Term
                            Incentive Plan, as amended May 14, 1997, effective as of
                            November 19, 1999 (incorporated by reference to Exhibit
                            10.7 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1999).
          10.9*          -- Chase Industries Inc. 1997 Non-Employee Director Stock
                            Option Plan, as amended May 26, 1998 (incorporated by
                            reference to Exhibit 10.6 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1998).
          10.10*         -- First Amendment to Chase Industries Inc. 1997
                            Non-Employee Director Stock Option Plan as amended May
                            26, 1998, effective as of November 19, 1999 (incorporated
                            by reference to Exhibit 10.9 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1999).
          10.11*         -- Chase Industries Inc. 1997 Executive Deferred
                            Compensation Stock Option Plan (incorporated by reference
                            to Exhibit 10.7 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1998).
          10.12*         -- First Amendment to Chase Industries Inc. 1997 Executive
                            Deferred Compensation Stock Option Plan, effective as of
                            November 19, 1999 (incorporated by reference to Exhibit
                            10.11 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1999).
          10.13          -- Indemnification Agreement dated November 10, 1994,
                            between the Company and Mr. Alonzo (incorporated by
                            reference to Exhibit 10.6 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1994).
          10.14          -- Schedule identifying additional documents substantially identical to the Indemnification Agreement included as
                            Exhibit 10.12 and setting forth the material details in
                            which those documents differ from that document
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1999).
          10.15          -- Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated
                            by reference to Exhibit 10.7 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1994).
          10.16          -- Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
                            wholly-owned subsidiary of the Company now named Chase
                            Brass & Copper Company, Inc. ("CBCC"), Chase Brass &
                            Copper Company, Incorporated, a Delaware corporation now
                            named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration
                            (Alaska), Inc. ("BP") and The Standard Oil Company
                            ("Standard") (incorporated by reference to Exhibit 10.5
                            to the Company's Registration Statement on Form S-1 as
                            filed with the Securities and Exchange Commission on
                            November 3, 1994, Registration No. 33-83178).
          10.17*         -- CBCC Benefit Restoration Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1996).
          10.18          -- Participation Agreement dated as of December 23, 1997,
                            among CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN
                            Amro Bank N.V. and Credit Agricole IndoSuez, as
                            Participants, and ABN Amro Bank N.V., as Agent, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.18 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.19          -- Master Lease dated as of December 23, 1997, between ABN
                            Amro Bank N.V., as Lessor, and CBCC, as Lessee, regarding
                            lease of equipment at CBCC's Montpelier, Ohio, facility
                            (incorporated by reference to Exhibit 10.19 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1997).
          10.20          -- Lease Supplement No. 1 dated as of December 23, 1997,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.19 (incorporated by reference to Exhibit 10.20
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
          10.21          -- Lease Supplement No. 2 dated as of February 2, 1998,
                            between ABN Amro Bank N.V., as Lessor, and CBCC, as
                            Lessee, supplementing the Master Lease filed herewith as
                            Exhibit 10.19 (incorporated by reference to Exhibit 10.21
                            to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1997).
          10.22          -- Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.24 and Master Lease filed herewith
                            as Exhibit 10.25 (incorporated by reference to Exhibit
                            10.22 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1997).
          10.23          -- Guarantee dated as of December 23, 1997, from the
                            Company, as Obligor, to ABN Amro Bank N.V., as Agent,
                            guaranteeing obligations of CBCC under Participation
                            Agreement filed herewith as Exhibit 10.24 and Master
                            Lease filed herewith as Exhibit 10.25 (incorporated by
                            reference to Exhibit 10.23 to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1997).
         +10.24          -- Change of Control Agreement dated as of March 31, 1997, by and between the Company and Michael T. Segraves.
         +10.25          -- Amendment No. 1 to Change of Control Agreement dated as of March 31, 1998, by and between the Company and Michael
                            T. Segraves.
         +10.26          -- Amendment No. 2 to Change of Control Agreement dated as of February 15, 2001, by and between the Company and
                            Michael T. Segraves.
          21             -- List of Subsidiaries of the Company. (incorporated by
                            reference to Exhibit 21 to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1996).
         +23             -- Consent of PricewaterhouseCoopers LLP.

---------------

+ Filed herewith

     (b) Reports on Form 8-K

     No Current Report on Form 8-K was filed by the Company during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHASE INDUSTRIES INC.

Date: March 29, 2001                                           By: /s/ MARTIN V. ALONZO
                                                   -------------------------------------------------
                                                                   Martin V. Alonzo
                                                         Chairman of the Board, President and
                                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                        DATE
                      ---------                        ----------------------------------  ------------------
                /s/ MARTIN V. ALONZO                   Chairman of the Board, President,     March 29, 2001
-----------------------------------------------------    Chief Executive Officer and
                  Martin V. Alonzo                       Director (Principal Executive
                                                         Officer)

               /s/ MICHAEL T. SEGRAVES                 Chief Financial Officer (Principal    March 29, 2001
-----------------------------------------------------    Financial Officer and Principal
                 Michael T. Segraves                     Accounting Officer)

              /s/ RAYMOND E. CARTLEDGE                 Director                              March 29, 2001
-----------------------------------------------------
                Raymond E. Cartledge

              /s/ CHARLES E. CORPENING                 Director                              March 29, 2001
-----------------------------------------------------
                Charles E. Corpening

                 /s/ JOHN R. KENNEDY                   Director                              March 29, 2001
-----------------------------------------------------
                   John R. Kennedy

                /s/ ROBERT D. KENNEDY                  Director                              March 29, 2001
-----------------------------------------------------
                  Robert D. Kennedy

              /s/ THOMAS F. MCWILLIAMS                 Director                              March 29, 2001
-----------------------------------------------------
                Thomas F. McWilliams

                /s/ WILLIAM R. TOLLER                  Director                              March 29, 2001
-----------------------------------------------------
                  William R. Toller

                             CHASE INDUSTRIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT   ADDITIONS   CHARGED TO                BALANCE AT
                                            BEGINNING    COST AND      OTHER                     END OF
                                            OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                            ----------   ---------   ----------   ----------   ----------
Year Ended December 31, 2000
  Allowance for doubtful accounts and
     claims...............................    $  990        $--         $--          $--          $990
                                              ======        ===         ===          ===          ====
Year Ended December 31, 1999
  Allowance for doubtful accounts and
     claims...............................    $  965        $60         $--          $35          $990
                                              ======        ===         ===          ===          ====
Year Ended December 31, 1998
  Allowance for doubtful accounts and
     claims...............................    $1,036        $--         $--          $71          $965
                                              ======        ===         ===          ===          ====

                               INDEX TO EXHIBITS

     Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                              PAGE
  -------                            -----------                          ------------
     2.1     -- Sale and Purchase Agreement dated May 15, 1996, among
                Chase Brass Industries, Inc. (the "Company"), Leavitt
                Structural Tubing Co. and UNR Industries, Inc.
                (incorporated by reference to Exhibit 2.1 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 1996).
     2.2     -- Amendment No. 1 to Sale and Purchase Agreement dated July
                1, 1996, by and among the Company, Leavitt Tube Company,
                Inc., a Delaware corporation and a wholly owned
                subsidiary of the Company, Leavitt Structural Tubing Co.
                and UNR Industries, Inc. (incorporated by reference to
                Exhibit 2.2 to the Company's Quarterly Report on Form
                10-Q for the quarter ended June 30, 1996).
     2.3     -- Amendment No. 2 to Sale and Purchase Agreement dated as of August 29, 1996, among the Company, Leavitt Tube
                Company, Inc., Leavitt Structural Tubing Co. and UNR
                Industries, Inc. (incorporated by reference to Exhibit
                2.4 to the Company's Current Report on Form 8-K dated
                August 30, 1996, filed with the Securities and Exchange
                Commission on September 13, 1996).
     2.4     -- Assignment and Assumption Agreement dated June 27, 1996, by and between the Company and Leavitt Tube Company, Inc.
                (incorporated by reference to Exhibit 2.3 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 1996).
     3.1     -- Restated Certificate of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 1998), as amended by the Certificate of
                First Amendment to the Company's Restated Certificate of
                Incorporation (incorporated by reference to Exhibit 3.2
                to the Company's Current Report on Form 8-K dated May 14,
                1997, filed with the Securities and Exchange Commission
                on May 28, 1997) and Certificate of Second Amendment to
                the Company's Restated Certificate of Incorporation
                (incorporated herein by reference to Exhibit 3.2 to the
                Company's Current Report on form 8-K dated May 26, 1998,
                filed with the Securities and Exchange Commission on June
                1, 1998).
     3.2     -- Certificate of Designation of Series A Junior
                Participating Preferred Stock (incorporated herein by
                reference to Exhibit 4.2 to the Company's Form 8-A dated
                January 5, 2001, filed with the Securities and Exchange
                Commission on January 5, 2001).
     3.3     -- By-Laws of the Company (incorporated by reference to
                Exhibit 99.5 to the Company's Current Report on Form 8-K
                dated December 26, 2000, filed with the Securities and
                Exchange Commission on January 4, 2001).
     4.1     -- Specimen Common Stock Certificate (incorporated by
                reference to Exhibit 4.1 to the Company's Registration
                Statement on Form S-1 as filed with the Securities and
                Exchange Commission on November 3, 1994, Registration No.
                33-83178).
     4.2     -- Exchange Agreement dated November 4, 1994, between the
                Company and Citicorp Venture Capital Ltd. ("CVC")
                (incorporated by reference to Exhibit 4.4 to the
                Company's Registration Statement on Form S-8 dated
                December 9, 1994, Registration No. 33-87278).

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                              PAGE
  -------                            -----------                          ------------
    10.1     -- Credit Agreement by and among the Company, the banks
                referred to therein and PNC Bank, National Association,
                as Agent, dated as of August 30, 1996 (incorporated by
                reference to Exhibit 99.1 to the Company's Current Report
                on Form 8-K dated August 30, 1996, filed with the
                Securities and Exchange Commission on September 13,
                1996).
    10.2     -- First Amendment to Credit Agreement by and among the
                Company, the banks referred to therein and PNC Bank,
                National Association, as Agent dated June 16, 1997
                (incorporated by reference to Exhibit 10.2 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1998).
    10.3     -- Second Amendment to Credit Agreement by and among the
                Company, the banks referred to therein and PNC Bank,
                National Association, as Agent dated September 8, 1999
                (incorporated by reference to Exhibit 10.3 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1999).
   +10.4     -- Third Amendment to Credit Agreement by and among the
                Company, the banks referred to therein and PNC Bank,
                National Association, as Agent dated September 1, 2000.
    10.5*    -- Employment Agreement dated November 10, 1994, between the
                Company and Mr. Alonzo (incorporated by reference to
                Exhibit 10.3 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1994).
    10.6*    -- Employment Agreement dated October 12, 1999, between
                Chase Brass & Copper Company, Inc., a wholly owned
                subsidiary of the Company, and John H. Steadman
                (incorporated by reference to Exhibit 10.5 to the
                Company's Annual Report on form 10-K for the year ended
                December 31, 1999).
    10.7*    -- Chase Industries Inc. 1994 Long-Term Incentive Plan, as
                amended as of May 14, 1997 (incorporated by reference to
                Exhibit 10.5 to the Company's Annual Report on Form 10-K
                for the year ended December 31, 1998).
    10.8*    -- First Amendment to Chase Industries Inc. 1994 Long-Term
                Incentive Plan, as amended May 14, 1997, effective as of
                November 19, 1999 (incorporated by reference to Exhibit
                10.7 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1999).
    10.9*    -- Chase Industries Inc. 1997 Non-Employee Director Stock
                Option Plan, as amended May 26, 1998 (incorporated by
                reference to Exhibit 10.6 to the Company's Annual Report
                on Form 10-K for the year ended December 31, 1998).
    10.10*   -- First Amendment to Chase Industries Inc. 1997
                Non-Employee Director Stock Option Plan as amended May
                26, 1998, effective as of November 19, 1999 (incorporated
                by reference to Exhibit 10.9 to the Company's Annual
                Report on Form 10-K for the year ended December 31,
                1999).
    10.11*   -- Chase Industries Inc. 1997 Executive Deferred
                Compensation Stock Option Plan (incorporated by reference
                to Exhibit 10.7 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1998).
    10.12*   -- First Amendment to Chase Industries Inc. 1997 Executive
                Deferred Compensation Stock Option Plan, effective as of
                November 19, 1999 (incorporated by reference to Exhibit
                10.11 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1999).
    10.13    -- Indemnification Agreement dated November 10, 1994,
                between the Company and Mr. Alonzo (incorporated by
                reference to Exhibit 10.6 to the Company's Annual Report
                on Form 10-K for the year ended December 31, 1994).

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                              PAGE
  -------                            -----------                          ------------
    10.14    -- Schedule identifying additional documents substantially identical to the Indemnification Agreement included as
                Exhibit 10.12 and setting forth the material details in
                which those documents differ from that document
                (incorporated by reference to Exhibit 10.13 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1999).
    10.15    -- Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo (incorporated
                by reference to Exhibit 10.7 to the Company's Annual
                Report on Form 10-K for the year ended December 31,
                1994).
    10.16    -- Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
                wholly-owned subsidiary of the Company now named Chase
                Brass & Copper Company, Inc. ("CBCC"), Chase Brass &
                Copper Company, Incorporated, a Delaware corporation now
                named Ken-Chas Reserve Co. ("Old Chase"), BP Exploration
                (Alaska), Inc. ("BP") and The Standard Oil Company
                ("Standard") (incorporated by reference to Exhibit 10.5
                to the Company's Registration Statement on Form S-1 as
                filed with the Securities and Exchange Commission on
                November 3, 1994, Registration No. 33-83178).
    10.17*   -- CBCC Benefit Restoration Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
                10-K for the year ended December 31, 1996).
    10.18    -- Participation Agreement dated as of December 23, 1997,
                among CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN
                Amro Bank N.V. and Credit Agricole IndoSuez, as
                Participants, and ABN Amro Bank N.V., as Agent, regarding
                lease of equipment at CBCC's Montpelier, Ohio, facility
                (incorporated by reference to Exhibit 10.18 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1997).
    10.19    -- Master Lease dated as of December 23, 1997, between ABN
                Amro Bank N.V., as Lessor, and CBCC, as Lessee, regarding
                lease of equipment at CBCC's Montpelier, Ohio, facility
                (incorporated by reference to Exhibit 10.19 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1997).
    10.20    -- Lease Supplement No. 1 dated as of December 23, 1997,
                between ABN Amro Bank N.V., as Lessor, and CBCC, as
                Lessee, supplementing the Master Lease filed herewith as
                Exhibit 10.19 (incorporated by reference to Exhibit 10.20
                to the Company's Annual Report on Form 10-K for the year
                ended December 31, 1997).
    10.21    -- Lease Supplement No. 2 dated as of February 2, 1998,
                between ABN Amro Bank N.V., as Lessor, and CBCC, as
                Lessee, supplementing the Master Lease filed herewith as
                Exhibit 10.19 (incorporated by reference to Exhibit 10.21
                to the Company's Annual Report on Form 10-K for the year
                ended December 31, 1997).
    10.22    -- Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.24 and Master Lease filed herewith
                as Exhibit 10.25 (incorporated by reference to Exhibit
                10.22 to the Company's Annual Report on Form 10-K for the
                year ended December 31, 1997).
    10.23    -- Guarantee dated as of December 23, 1997, from the
                Company, as Obligor, to ABN Amro Bank N.V., as Agent,
                guaranteeing obligations of CBCC under Participation
                Agreement filed herewith as Exhibit 10.24 and Master
                Lease filed herewith as Exhibit 10.25 (incorporated by
                reference to Exhibit 10.23 to the Company's Annual Report
                on Form 10-K for the year ended December 31, 1997).
   +10.24    -- Change of Control Agreement dated as of March 31, 1997, by and between the Company and Michael T. Segraves.

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                            DESCRIPTION                              PAGE
  -------                            -----------                          ------------
   +10.25    -- Amendment No. 1 to Change of Control Agreement dated as of March 31, 1998, by and between the Company and Michael
                T. Segraves.
   +10.26    -- Amendment No. 2 to Change of Control Agreement dated as of February 15, 2001, by and between the Company and
                Michael T. Segraves.
    21       -- List of Subsidiaries of the Company. (incorporated by
                reference to Exhibit 21 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1996).
   +23       -- Consent of PricewaterhouseCoopers LLP.

---------------

+ Filed herewith