Form 10-Q
period 2001-03-31
CHASE INDUSTRIES INC
filed 2001-05-15
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                            YES [X]   NO [ ]


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 4, 2001 .........   9,147,627
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF MAY 4, 2001   6,150,118*

---------
* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet as of March 31, 2001
                and December 31, 2000...................................     3

         Consolidated Statement of Income for the Three Months Ended
                March 31, 2001 and 2000.................................     4

         Consolidated Statement of Cash Flows for the Three Months Ended
                March 31, 2001 and 2000.................................     5

         Notes to Consolidated Financial Statements.....................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................    11


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings..............................................    19

Item 6.  Exhibits and Reports on Form 8-K...............................    19

         Signature......................................................    22

                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  March 31,   December 31,
                                                                    2001          2000
                                                                  --------      --------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                       $ 17,278      $  3,993
  Receivables, net of allowance for doubtful accounts and
    claims of $995 and $990 in 2001 and 2000, respectively          27,880        24,214
  Inventories                                                       22,595        29,072
  Prepaid expenses                                                   1,557         1,253
  Deferred income taxes                                              8,679         3,251
  Other assets                                                          --        21,600
                                                                  --------      --------
      Total current assets                                          77,989        83,383
Net assets of discontinued operations                                   --        38,161
Property, plant and equipment, net                                  81,441        75,659
                                                                  --------      --------
      Total assets                                                $159,430      $197,203
                                                                  ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 12,875      $ 23,447
  Accrued compensation and benefits                                  4,280         4,170
  Accrued income taxes                                               2,660         2,692
  Other accrued liabilities                                          2,891         6,701
  Current portion of long-term debt                                     --        20,000
  Interest payable - Seller's note                                      --         8,345
                                                                  --------      --------
      Total current liabilities                                     22,706        65,355
Other long-term liabilities                                          8,434            --
Deferred income taxes                                                8,998        14,354
                                                                  --------      --------
      Total liabilities                                             40,138        79,709
                                                                  --------      --------
Commitments and contingencies                                           --            --
                                                                  --------      --------

Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized;
    9,147,477 and 9,135,802 shares issued and outstanding
    in 2001 and 2000, respectively                                      92            92
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 6,150,118 shares issued and outstanding
    in 2001 and 2000                                                    61            61
  Additional paid-in capital                                        31,979        31,884
  Retained earnings                                                 87,160        85,457
                                                                  --------      --------
      Total stockholders' equity                                   119,292       117,494
                                                                  --------      --------
      Total liabilities and stockholders' equity                  $159,430      $197,203
                                                                  ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                   Three Months Ended March 31,
                                                       2001           2000
                                                     --------       --------
Net sales                                            $ 66,207       $ 81,635

Cost of goods sold (exclusive of depreciation
  shown separately below)                              57,789         68,289
                                                     --------       --------

    Gross profit                                        8,418         13,346

Selling, general and administrative expenses            1,450          2,067

Tender offer expenses                                   2,560             --

Depreciation expense                                    1,707          1,543
                                                     --------       --------

    Operating income                                    2,701          9,736

Interest expense, net                                     183            361
                                                     --------       --------

    Income before income taxes                          2,518          9,375

Provision for income taxes                                894          3,562
                                                     --------       --------

Income from continuing operations                       1,624          5,813

Discontinued operations (Note 5):
    Income (loss), net of income taxes                     79           (136)
                                                     --------       --------
        Net income                                   $  1,703       $  5,677
                                                     ========       ========

Average shares outstanding:
    Basic                                              15,290         15,235
    Diluted                                            15,488         15,347

Earnings per share - Basic:
    Income from continuing operations                $   0.11       $   0.38
    Income (loss) from discontinued operations             --          (0.01)
                                                     --------       --------
        Net income                                   $   0.11       $   0.37
                                                     ========       ========

Earnings per share - Diluted:
    Income from continuing operations                $   0.10       $   0.38
    Income (loss) from discontinued operations           0.01          (0.01)
                                                     --------       --------
        Net income                                   $   0.11       $   0.37
                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                  Three Months Ended March 31,
                                                                      2001            2000
                                                                    --------        --------
Operating activities:
   Income from continuing operations                                $  1,624        $  5,813
   Adjustments to reconcile income from continuing operations to net cash (used in) operating activities:
      Depreciation expense                                             1,707           1,543
      Deferred income tax expense                                        602              53
      BP settlement                                                   (2,000)             --
      Changes in assets and liabilities:
         (Increase) in receivables                                    (3,666)         (7,151)
         Decrease (increase) in inventories                            6,477          (2,177)
         (Decrease) in accounts payable                              (10,572)         (4,454)
         (Decrease)increase in accrued liabilities                      (876)            425
         Other, net                                                     (948)          2,143
                                                                    --------        --------
         Net cash (used in) activities of continuing operations       (7,652)         (3,805)
         Net cash (used in) discontinued operations                   (1,515)         (1,947)
                                                                    --------        --------
            Net cash (used in) operating activities                   (9,167)         (5,752)
                                                                    --------        --------

Investing activities:
   Proceeds from sale of discontinued operations, net of fees         29,846              --
   Expenditures for property, plant and equipment                     (7,489)         (2,553)
                                                                    --------        --------
            Net cash provided by (used in) investing activities       22,357          (2,553)
                                                                    --------        --------

Financing activities:
   Revolving credit loan borrowings, net                                  --             361
   Issuance of common stock - options exercised                           95              --
                                                                    --------        --------
            Net cash provided by financing activities                     95             361
                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents                  13,285          (7,944)

Cash and cash equivalents, beginning of period                         3,993           9,131
                                                                    --------        --------
Cash and cash equivalents, end of period                            $ 17,278        $  1,187
                                                                    ========        ========

Supplemental disclosures:
   Interest and bank fees paid                                      $     98        $    139
                                                                    ========        ========
   Income taxes paid                                                $    356        $     --
                                                                    ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.


1.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

         The consolidated balance sheet as of March 31, 2001, and December 31, 2000, and the consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation. All significant intercompany transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for March 31, 2001 and 2000, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

         The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. This quarterly report on Form 10-Q should be read in conjunction with the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         In fourth quarter 2000, the Company decided to divest Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt, including the stock of Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt, to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago, for approximately $31.5 million, subject to closing adjustments. The sale closed on March 30, 2001. Leavitt has been reflected in the financial statements as a discontinued operation. For additional discussion on the discontinued operation, see Note 5, Discontinued Operations.

         On August 24, 1990, the Company acquired, through CBCC, the assets and operations of a Delaware corporation formerly named Chase Brass & Copper Company, Incorporated ("Old Chase"), pursuant to the Asset Purchase Agreement ("CBCC Purchase Agreement") dated May 10, 1990, by and between the Company, CBCC, Old Chase, BP Exploration (Alaska) Inc. ("BPE") and The Standard Oil Company (the "CBCC Acquisition"). BPE and The Standard Oil Company own all the stock of Old Chase. BPE, The Standard Oil Company and Old Chase are sometimes referred to herein collectively as "BP." The CBCC Acquisition was accounted for as a purchase.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was originally effective for years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Accounting Standards No. 137 delaying the effective date of SFAS 133 by one year. SFAS 133 was amended by Statement of Financial Accounting Standards

                              CHASE INDUSTRIES INC.


No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which was issued in June 2000. The new standards require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The adoption of SFAS 133, as amended, in first quarter 2001, did not have a material effect on the Company's financial position or results of operations.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management of the Company believes SFAS 140 will not have a material effect on the Company's financial position or results of operations.

2.       INVENTORIES:

         Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. In prior periods inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent years.

         If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $0.7 million lower at March 31, 2001, and $0.4 million higher at December 31, 2000. Inventories consisted of the following (in thousands):

                                         March 31,    December 31,
                                           2001          2000
                                         --------     -----------
         Raw materials                   $  3,674      $  5,703
         Work in progress                   9,859        11,224
         Finished goods                     9,897        13,699
                                         --------      --------
                                           23,430        30,626
         Tolling metal due customers         (835)       (1,554)
                                         --------      --------
                                         $ 22,595      $ 29,072
                                         ========      ========

3.       COMMON STOCK AND EARNINGS PER SHARE:

         The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares were as follows:

                                    Three Months Ended March 31,
                                    ----------------------------
                                    2001                    2000
                                    ----                    ----
                             Shares        EPS        Shares        EPS
                             ------        ---        ------        ---
         Basic             15,290,094     $0.11     15,234,995     $0.37
         Stock options        197,467        --        112,475        --
                           ----------     -----     ----------     -----
         Diluted           15,487,561     $0.11     15,347,470     $0.37
                           ==========     =====     ==========     =====

                              CHASE INDUSTRIES INC.


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

         At March 31, 2001, and December 31, 2000, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

         On December 26, 2000, the Board of Directors declared a dividend distribution of one preferred share purchase right (a "right") for each share of the Company's common stock outstanding on January 5, 2001. Each right would entitle shareholders to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value, of the Company at a price of $30 per one one-thousandth of a Preferred Share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the outstanding shares of common stock. The rights expire on December 26, 2010, unless the expiration date is extended or the rights are redeemed or exchanged by the Company earlier.

4.       COMMITMENTS AND CONTINGENCIES:

         The Company is subject to certain contingent environmental liabilities with respect to CBCC's facility. CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site that are contaminated with certain volatile organic compounds (VOCs). Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project to approximate $3 million, based upon capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase if a longer operating period is necessary.

         As of December 31, 2000, the reserve for remediation activities was $4.0 million, including $3.0 million for the in situ remediation plan, $0.6 million for environmental consulting and $0.4 million for final payments to be made on remediation activities completed in 2000. In first quarter 2001, as a result of the settlement of the Company's litigation with BP discussed below, the Company recorded an additional $4.8 million of environmental reserves. The Company had remediation spending of $0.4 million in first quarter 2001. As a result of the foregoing, the environmental reserve totaled $8.4 million at March 31, 2001.

         Based on currently available data, the Company believes that upon completion of the remediation activities at the two sites described above, CBCC will have substantially completed the

                              CHASE INDUSTRIES INC.


remediation activities that the Company believes are necessary to address contamination at its site. However, until the completion of these remedial and associated investigatory activities and receipt of approval from the Ohio Environmental Protection Agency ("EPA") of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at its site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or requires excavation of soil at the two areas for which CBCC currently is developing a remediation plan for in situ remediation, as part of the settlement of litigation with BP in first quarter 2001 discussed below BP has retained responsibility for such remediation activities.

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

         On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio. The Company and BP entered into a Settlement Agreement and Mutual Release dated February 22, 2001 (the "Settlement Agreement"), pursuant to which the Company and BP resolved and settled the claims between them that were the subject of the lawsuit. Pursuant to the Settlement Agreement,
(1) the Company paid to BP $2 million, (2) the $20 million promissory note issued to Old Chase as part of the consideration for the CBCC Acquisition (the "BP Note") was deemed paid in full, (3) the Company retained responsibility and financial liability for completing in situ remediation at the two remaining areas of CBCC's site where additional remediation activities currently are contemplated to be required and (4) BP retained financial liability for (A) excavation activities that may be required by regulatory agencies at these two remaining sites and (B) additional remediation activities that may

                              CHASE INDUSTRIES INC.


be required by regulatory agencies at the remaining areas of CBCC's site, including areas where remediation activities previously have been conducted. BP also retained and reaffirmed its obligations under the CBCC Purchase Agreement to indemnify the Company and CBCC for any claim made against the Company or CBCC in respect of any liability or obligation of BP which was not assumed by the Company or CBCC as part of the CBCC Acquisition, including without limitation claims related to off-site contamination and third party claims.

         At the time of the BP settlement, the Company had a $21.8 million receivable from BP, a note payable of $20.0 million and accrued interest on the BP Note aggregating $8.6 million. In February 2001, these amounts were settled with a payment of $2.0 million to BP. As a result of the settlement and the obligations retained by the Company, an additional environmental liability totaling $4.8 million was accrued.

         In addition to the above, the Company has outstanding purchase commitments for capital equipment and building construction totaling approximately $16.9 million at March 31, 2001.

5.       DISCONTINUED OPERATIONS:

         In fourth quarter 2000, the Company decided to divest Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago. The sale closed on March 30, 2001 with the Company receiving $31.5 million, before estimated closing costs and fees of $1.7 million, subject to closing adjustments. In fourth quarter 2000, the Company recorded an estimated loss on the sale of Leavitt of $36.0 million, including income tax benefit of $11.3 million. The disposal of the assets and operations of Leavitt represented the disposal of a business segment. Consequently, the consolidated financial statements reflect Leavitt as a discontinued operation.

         The operating results of discontinued operations were as follows (in thousands):

                                                  Three Months Ended March 31
                                                      2001           2000
                                                    --------       --------
         Net sales                                  $ 23,251       $ 35,624
                                                    ========       ========
         Income (loss) before taxes                 $    123       $   (219)
         Provision for income (taxes) benefit            (44)            83
                                                    --------       --------
         Net income (loss)                          $     79       $   (136)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Sale of Leavitt Tube

         In fourth quarter 2000, the Company decided to divest Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago. The sale closed on March 30, 2001 with the Company receiving $31.5 million, before estimated closing costs and fees of $1.7 million, subject to closing adjustments. In fourth quarter 2000, the Company recorded an estimated loss on the sale of Leavitt of $36.0 million, including income tax benefit of $11.3 million. The disposal of the assets and operations of Leavitt represented the disposal of a business segment. Consequently, the consolidated financial statements reflect Leavitt as a discontinued operation.

Operations

         The Company has a brass products segment operated by CBCC and, prior to March 30, 2001, had a steel products segment operated by Leavitt, which was classified as a discontinued operation for all periods presented and disposed of on March 30, 2001. The Company is a leading manufacturer of free-machining and forging brass rod.

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

         CBCC obtains approximately 75% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") was four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") from December 1994 until December 1997. In December 1997, the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. The difference between the Metal Selling Price and the Metal Buying Price was increased to eight cents per pound in September 1999. CBCC also purchases approximately 25% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of

                              CHASE INDUSTRIES INC.


demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through March 2001, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

         Leavitt. Prior to March 30, 2001, Leavitt was a leading producer of structural and mechanical electric resistance welded steel tubing in square, rectangular and round shapes in sizes ranging from 1/2 inch to 10 inch squares and equivalent rectangles and 3/8 inch to 12 3/4 inches in outer diameter for round sizes. Leavitt's financial performance may be impacted by changes in the price it pays for flat-rolled steel, the primary cost component of Leavitt's finished product, based on the market conditions in the domestic and the international flat-rolled steel industry. Based on the then-current market conditions in the steel tubing industry and the level of capacity utilization, Leavitt may or may not be able to pass the economic impact of steel price changes on to its customers through changes in the selling price. The steel tubing industry is highly fragmented and suppliers may reduce prices or fail to increase prices as a result of flat-rolled steel price increases, depending on their individual financial and operational motivation.

                              CHASE INDUSTRIES INC.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001, Compared with Three Months Ended March 31,
2000

         Net sales decreased $15.4 million, or 18.9%, to $66.2 million in first quarter 2001. Net sales decreased mainly as a result of a 15% decrease in the brass rod shipments. Also contributing to this decrease was a 3.0% decline in the brass rod Metal Selling Price. The softness from the fourth quarter 2000 continued into first quarter 2001 as the brass rod industry is experiencing "recession-like" conditions. Industry shipments were off 16% in first quarter 2001 compared with first quarter 2000 which followed a decline in industry shipments of 11% in fourth quarter 2000 compared with the prior year. Net imports continued to abate with January and February 2001, the most recent two months available, down 33% compared with the prior year. This decline was greater than the fourth quarter 2000 decline of 13%. Customers in the building and construction, transportation, industrial machinery and equipment, and electronics and distribution industries had much lower demand from the record levels experienced in first quarter 2000. Inventory corrections throughout the supply-chain also adversely affected the demand for brass rod.

         Gross profit decreased $4.9 million, or 36.8%, to $8.4 million in first quarter 2001 due to lower brass rod shipments and lower unit profit margins. Fabrication prices decreased due to competitive pressures in the market. In response to lower profitability, the Company implemented cost controls in first quarter 2001 including eliminating overtime and discretionary spending. These costs controls resulted in lower manufacturing costs in first quarter 2001 compared with the prior year despite increased costs for electricity and natural gas and contractual labor rate increases.

         Selling, general and administrative ("SG&A") expenses decreased $0.6 million, or 28.6%, to $1.5 million for first quarter 2001. SG&A expenses were lower mainly due to spending controls and cost reductions which included reduced professional and consulting expenses, lower management incentives and decreased franchise taxes. Additionally, legal fees were lower in 2001 due to the settlement, in February 2001, of the litigation with BP.

         In first quarter 2001, tender offer expenses aggregating $2.6 million were attributable to incremental consulting and legal expenses as a result of the unsolicited tender offer which expired on January 31, 2001.

         Depreciation expense increased by $0.2 million, or 13.3%, to $1.7 million primarily due to depreciation on the new brass foundry capitalized in 2000.

         As a result of the above factors, operating income decreased $7.0 million, or 72.2%, to $2.7 million in first quarter 2001.

         Net interest expense decreased by $0.2 million, or 50.0%, to $0.2 million for first quarter 2001. The decline in interest expense primarily resulted from the elimination of $20 million of debt in conjunction with the settlement of the litigation with BP.

         As a result of the above factors, income from continuing operations before taxes decreased by $6.9 million, or 73.4%, to $2.5 million in first quarter 2001 from $9.4 million in first quarter 2000.

                              CHASE INDUSTRIES INC.


         Income tax expense decreased by $2.7 million, or 75.0%, to $0.9 million as a result of the decrease of $6.9 million in income before taxes and a reduction in the effective tax rate from 38% in 2000 to 35.5% in 2001. The effective rate was lower in 2001 due to the state tax consequences resulting from the sale of Leavitt and other state tax planning initiatives including tax incentives related to CBCC's Project 400 capital investment.

         As a result of the above factors, income from continuing operations decreased by $4.2 million, or 72.4%, to $1.6 million in first quarter 2001 from $5.8 million in first quarter 2000.

         Income (loss) from discontinued operations, net of taxes, increased to $0.1 million in first quarter 2001 from a loss of $0.1 million in first quarter 2000. Leavitt's results increased slightly in first quarter 2001 compared to prior year mainly due to an improvement in unit margins which was partially offset by lower steel tubing shipments.

         Net income for first quarter 2001 was $1.7 million, or $0.11 per diluted share, compared with net income for first quarter 2000 of $5.7 million, or $0.37 per diluted share. Excluding the SG&A costs related to the tender offer, net income would have been $3.4 million, or $0.22 per diluted share, in first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

General

         At March 31, 2001, the Company had no debt, a $20.0 million decrease from December 31, 2000. Cash and cash equivalents totaled $17.3 million, increasing from $4.0 million at year end 2000.

         The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the revolving credit facility.

Working Capital

         At March 31, 2001 working capital was $55.3 million, a $37.3 million increase from $18.0 million at December 31, 2000. Working capital at December 31, 2000, included a $21.6 million receivable from BP and the BP Note payable of $20.0 million and interest accrued on the BP Note aggregating $8.3 million. These amounts were settled in February 2001 with a CBCC payment of $2.0 million to BP. See further discussion of the BP settlement at Note 4 of Notes to Consolidated Financial Statements. Working capital at March 31, 2001, was $55.3 million, a $30.5 million, or 123.0%, increase from $24.8 million at December 31, 2000, excluding the BP related amounts. Increases in cash and cash equivalents of $13.3 million, accounts receivable of $3.7 million, and deferred income taxes of $5.4 million and a decrease in accounts payable and accrued liabilities of $14.3 million were partially offset by a decrease in inventory of $6.5 million.

                              CHASE INDUSTRIES INC.


         The decrease in inventory was due to management's efforts to reduce finished goods and to match inventory levels with current reduced shipment rates. The increase in accounts receivable was due primarily to a 23% increase in net sales in March 2001 compared to December 2000. The Company's shipments are typically lower in December due to customer shutdowns. Partially offsetting this increase was an improvement in the Company's accounts receivable days outstanding in March 2001 compared to December 2000 which has historically improved due to timing of year end payments from customers. The decrease in accounts payable primarily was due to the timing of scrap metal purchases.

         The Company's current ratio was 3.43 at March 31, 2001, compared to
1.28 at December 31, 2000.

Cash Flow (Used in) Operating Activities

         For the three months ended March 31, 2001, net cash used in operating activities was $9.2 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes of $9.3 million and the settlement of the litigation with BP for $2.0 million partially offset by net income from continuing operations of $1.6 million, depreciation of $1.7 million, and deferred tax expense of $0.6 million. The change in working capital in first quarter 2001 was explained above in "Working Capital." In addition to cash used in continuing operations of $7.7 million, cash used in discontinued operations totaled $1.5 million.

         For the three months ended March 31, 2000, net cash used in operating activities was $5.8 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes of $11.2 million, partially offset by net income from continuing operations of $5.8 million and depreciation of $1.5 million. In addition to cash used in continuing operations of $3.8 million, cash used in discontinued operations totaled $1.9 million.

Cash Flow Provided by (Used in) Investing Activities

         In first quarter 2001, the proceeds from the sale of Leavitt provided $31.5 million, before estimated closing costs and fees of $1.7 million. Capital expenditures were $7.5 million for the three months ended March 31, 2001, and $2.6 million for the three months ended March 31, 2000. Capital expenditures in 2001 primarily related to equipment and construction costs for a second extrusion press and additional finishing lines discussed below. Capital expenditures in first quarter 2000 primarily related to final installation and equipment costs for the new foundry discussed below.

Cash Flow Provided by Financing Activities

         Cash provided by financing activities of $95,000 for the three months ended March 31, 2001, resulted from stock option exercises. Cash provided by financing activities of $361,000 for the three months ended March 31, 2000, consisted of borrowings under the revolving credit facility.

                              CHASE INDUSTRIES INC.


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

         In fourth quarter 1999, the Company announced Phase III of Project 400, which was a $50 million multi-year investment to purchase a second extrusion press and additional finishing equipment. When Phase III comes on line, which is expected to occur in 2002, CBCC's production capacity will increase by about one-third to more than 400 million pounds annually. The majority of the building construction and equipment foundations necessary to accommodate the finishing lines and extrusion press have been completed. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities, cash on hand, and the revolving credit facility, as necessary.

Bank Credit Facility

         As of March 31, 2001, there were no amounts outstanding under the Company's $50 million revolving credit facility. Total availability under the revolving credit facility was $46.2 million as of March 31, 2001.

CONTINGENCIES - ENVIRONMENTAL MATTERS

         As discussed in "Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1, CBCC is subject to certain contingent liabilities relating to environmental conditions at its manufacturing facility. CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site contaminated with certain volatile organic compounds (VOCs). Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates that the costs for this project will be approximately $3 million, based upon capital and operating costs for a period of five years. A reserve for this amount previously has been established. However, subject to pilot testing and operating experience, costs may increase if a longer operating period is necessary.

         In first quarter 2001, the Company settled certain matters with BP which are discussed in

                              CHASE INDUSTRIES INC.


Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1. In conjunction with the BP settlement, the Company recorded a $4.8 million environmental reserve. The Company had remediation spending of $0.4 million in first quarter 2001. The environmental reserve totaled $8.4 million at March 31, 2001.

         Based on currently available data, the Company believes that, upon completion of the remediation activities described above, CBCC will have substantially completed the remediation activities at its site that are necessary to address contamination of which CBCC currently is aware. However, until completion of these remedial and associated investigatory activities and receipt of approval from the Ohio EPA of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at CBCC's site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or requires excavation of soil at the two areas for which CBCC currently is developing a remediation plan for in situ remediation, as a part of the settlement of the litigation with BP in first quarter 2001, BP has retained financial responsibility for such remediation activities.

         The Company expects to fund cleanup costs related to the remaining remediation activities at its manufacturing facility with cash on hand and borrowings under its existing Bank Credit Facility. Therefore, the Company does not believe that funding these remediation activities will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         The statements set forth herein regarding anticipated expenditures for environmental matters are forward looking, are based on sampling results currently available to the Company, remediation plans in the process of being developed by independent consultants of CBCC (which plans are subject to assumptions regarding applicable cleanup standards and methodologies) and preliminary cost estimates for completion of the remediation activities. Actual costs required to be expended by the Company with respect to such matters may differ materially from current expectations depending on the final resolution of known uncertainties, including finalization of remediation plans for the two remaining areas of CBCC's site as discussed above, completion of proposed remediation activities, acceptance by applicable governmental agencies of cleanup standards relied upon in developing remediation plans and conducting remediation activities, discovery of additional contaminants during remediation, and any change in CBCC's proposed use of its property which affects any applicable cleanup standard.

CONTINGENCIES - LEGAL PROCEEDINGS

         As discussed in Note 4 of Notes to Consolidated Financial Statements included in Part I., Item 1 and in Part II, Item 1. Legal Proceedings, in February 2001, the Company and CBCC settled a lawsuit with BP, originally filed in January 1998, regarding amounts payable under the BP Note.

SAFE HARBOR

         This document contains forward-looking statements regarding the operations of the Company and the industries in which it operates. These statements are identified by the use of words such as "believe," "expects," "anticipates," "will," "should" and other words referring to events to occur in the future. Management uses estimates and assumptions in forming the basis for such forward-

                              CHASE INDUSTRIES INC.


looking statements. Such estimates and assumptions, including forecasts regarding demand and pricing for the Company's products, are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated, as described in forward-looking statements. Actual results will be affected by general economic and industry conditions in the end-use markets for the Company's products as well as the impact of competitive products and pricing, including without limitation the impact of imports. Foreign economic activity and the relationship of the U. S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption and successfully implement its capacity expansion program.

                              CHASE INDUSTRIES INC.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in certain claims and litigation as described in Note 4 of Notes to Consolidated Financial Statements included in Part I.,
Item 1, of this report and in Part I, Item 3. Legal Proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         On January 7, 1998, a lawsuit entitled Ken-Chas Reserve Company and BP Exploration (Alaska) Inc. and The Standard Oil Company v. Chase Industries Inc. and Chase Brass & Copper Company, Inc. was filed in the Court of Common Pleas in Cuyahoga County, Ohio. The Company and BP entered into a Settlement Agreement and Mutual Release dated February 22, 2001 (the "Settlement Agreement"), pursuant to which the Company and BP resolved and settled the claims between them that were the subject of the lawsuit. Pursuant to the Settlement Agreement,
(1) the Company paid to BP $2 million, (2) the $20 million promissory note issued to Old Chase as part of the consideration for the CBCC Acquisition was deemed paid in full, (3) the Company retained responsibility and financial liability for completing in situ remediation at the two remaining areas of CBCC's site where additional remediation activities currently are contemplated to be required and (4) BP retained financial liability for (A) excavation activities that may be required by regulatory agencies at these two remaining sites and (B) additional remediation activities that may be required by regulatory agencies at the remaining areas of CBCC's site, including areas where remediation activities previously have been conducted. BP also retained and reaffirmed its obligations under the CBCC Purchase Agreement to indemnify the Company and CBCC for any claim made against the Company or CBCC in respect of any liability or obligation of BP which was not assumed by the Company or CBCC as part of the CBCC Acquisition, including without limitation claims related to off-site contamination and third party claims.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3.1      -        Restated Certificate of Incorporation of the Company
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 1998), as amended by the
                           Certificate of First Amendment to the Company's
                           Restated Certificate of Incorporation (incorporated
                           by reference to Exhibit 3.2 to the Company's Current
                           Report on Form 8-K dated May 14, 1997) and
                           Certificate of Second Amendment to the Company's
                           Restated Certificate of Incorporation, (incorporated
                           by reference to Exhibit 3.2 to the Company's Current
                           Report on Form 8-K dated May 26, 1998).

                              CHASE INDUSTRIES INC.


         3.2      -        Certificate of Designation of Series A Junior
                           Participating Preferred Stock (incorporated herein by
                           reference to Exhibit 4.2 to the Company's Form 8-A
                           dated January 5, 2001, filed with the Securities and
                           Exchange Commission on January 5, 2001).

         3.3      -        By-Laws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement
                           on Form S-1 as filed with the Securities and Exchange
                           Commission on November 3, 1994, Registration No.
                           33-83178).

         4.1      -        Specimen Common Stock Certificate (incorporated by
                           reference to Exhibit 4.1 to the Company's
                           Registration Statement on Form S-1 as filed with the
                           Securities and Exchange Commission on November 3,
                           1994, Registration No. 33-83178).

         4.2      -        Exchange Agreement dated November 4, 1994, between
                           the Company and Citicorp Venture Capital Ltd. ("CVC")
                           (incorporated by reference to Exhibit 4.4 to the
                           Company's Registration Statement on Form S-8 dated
                           December 9, 1994, Registration No. 33-87278).

         4.3      -        Rights Agreement, dated as of December 28, 2000,
                           between the Company and Mellon Investor Services LLC
                           (incorporated by reference to Exhibit 99.1 to the
                           Company's Current Report on Form 8-K dated January 4,
                           2001, filed with the Securities and Exchange
                           Commission on January 4, 2001).

         10.1+    -        Employment Agreement effective March 1, 2001, between
                           the Company and Martin V. Alonzo.

         10.2+    -        First Amendment to the Employment Agreement by and
                           between Chase Brass & Copper Company, Inc., a wholly
                           owned subsidiary of the Company, and John H.
                           Steadman, entered into effective February 15, 2001.

----------
+ Filed herewith

                              CHASE INDUSTRIES INC.


(B)      REPORTS ON FORM 8-K

         During the quarter ended March 31, 2001, the Company filed the following Current Reports on Form 8-K:

         1. Current Report on Form 8-K dated January 4, 2001, to report under Item 5, "Other Events," the adoption of a stockholder rights plan and amendments to the Company's By-Laws.

         2. Current Report on Form 8-K dated January 26, 2001, as amended by Form 8-K/A dated January 29, 2001, to disclose under Item 9, "Regulation FD Disclosure," certain information regarding projections of the Company.

                              CHASE INDUSTRIES INC.


                                S I G N A T U R E

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                          CHASE INDUSTRIES INC.



Date: May 14, 2001                        By: /S/ MICHAEL T. SEGRAVES
                                              -----------------------
                                              Michael T. Segraves
                                              Vice President
                                              Chief Financial Officer
                                              (duly authorized officer and
                                              Principal Financial Officer)

                              CHASE INDUSTRIES INC.


                                INDEX TO EXHIBITS

Exhibit                                                                             Sequentially
  No.                       Description of Exhibits                                 Numbered Page
-------                     -----------------------                                 -------------
3.1      -    Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1998), as amended by the
              Certificate of First Amendment to the Company's Restated
              Certificate of Incorporation (incorporated by reference to Exhibit
              3.2 to the Company's Current Report on Form 8-K dated May 14,
              1997) and Certificate of Second Amendment to the Company's
              Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated
              May 26, 1998).

3.2      -    By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994,
              Registration No. 33-83178).

4.1      -    Specimen Common Stock Certificate (incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form S-1 as
              filed with the Securities and Exchange Commission on November 3,
              1994, Registration No. 33-83178).

4.2      -    Exchange Agreement dated November 4, 1994, between the Company and
              Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8
              dated December 9, 1994, Registration No. 33-87278).

4.3      -    Rights Agreement, dated as of December 28, 2000, between the
              Company and Mellon Investor Services LLC (incorporated by
              reference to Exhibit 99.1 to the Company's Current Report on Form
              8-K dated January 4, 2001, filed with the Securities and Exchange
              Commission on January 4, 2001).

10.1+    -    Employment Agreement effective March 1, 2001, between the Company and Martin V. Alonzo.

10.2+    -    First Amendment to the Employment Agreement by and between Chase
              Brass & Copper Company, Inc., a wholly owned subsidiary of the
              Company, and John H. Steadman, entered into effective February 15,
              2001.

----------
+  Filed herewith