Form 10-Q
period 2001-06-30
CHASE INDUSTRIES INC
filed 2001-08-14
CIK 928950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                                 YES [X] NO [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 30, 2001................   9,147,627
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF JULY 30, 2001......   6,150,118*

---------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                      Page
                                                                                      ----
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet as of June 30, 2001
                 and December 31, 2000...........................................       3

         Consolidated Statement of Income for the Three and Six Months Ended
                 June 30, 2001 and 2000..........................................       4

         Consolidated Statement of Cash Flows for the Six Months Ended
                 June 30, 2001 and 2000..........................................       5

         Notes to Consolidated Financial Statements..............................       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.............      21


                       PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.......................................................      22

Item 4.  Submission of Matters to a Vote of Security Holders.....................      23

Item 6.  Exhibits and Reports on Form 8-K........................................      23

         Signature...............................................................      25


                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   June 30,      December 31,
                                                                     2001           2000
                                                                   --------      -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                        $ 20,219      $  3,993
  Receivables, net of allowance for doubtful accounts and
    claims of $1,010 and $990 in 2001 and 2000, respectively         24,919        24,214
  Inventories                                                        22,498        29,072
  Prepaid expenses                                                    1,069         1,253
  Deferred income taxes                                               6,772         3,251
  Other assets                                                           --        21,600
                                                                   --------      --------
     Total current assets                                            75,477        83,383
Net assets of discontinued operations                                    --        38,161
Property, plant and equipment, net                                   86,584        75,659
                                                                   --------      --------
     Total assets                                                  $162,061      $197,203
                                                                   ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 14,971      $ 23,447
  Accrued compensation and benefits                                   3,586         4,170
  Accrued income taxes                                                2,319         2,692
  Other accrued liabilities                                           2,320         6,701
  Current portion of long-term debt                                      --        20,000
  Interest payable -- Seller's note                                      --         8,345
                                                                   --------      --------
     Total current liabilities                                       23,196        65,355
Other long-term liabilities                                           8,311            --
Deferred income taxes                                                 8,792        14,354
                                                                   --------      --------
     Total liabilities                                               40,299        79,709
                                                                   --------      --------
Commitments and contingencies                                            --            --
                                                                   --------      --------

Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized;
    9,147,627 and 9,135,802 shares issued and outstanding
    in 2001 and 2000, respectively                                       92            92
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 6,150,118 shares issued and outstanding
    in 2001 and 2000                                                     61            61
  Additional paid-in capital                                         31,980        31,884
  Retained earnings                                                  89,629        85,457
                                                                   --------      --------
     Total stockholders' equity                                     121,762       117,494
                                                                   --------      --------
     Total liabilities and stockholders' equity                    $162,061      $197,203
                                                                   ========      ========


     The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                      2001            2000            2001            2000
                                                      ----            ----            ----            ----
Net sales                                          $  56,846       $  73,835       $ 123,053       $ 155,470
Cost of goods sold (exclusive of depreciation
  shown separately below)                             48,660          61,162         106,449         129,451
                                                   ---------       ---------       ---------       ---------
   Gross profit                                        8,186          12,673          16,604          26,019
Selling, general and administrative expenses           1,491           1,846           2,942           3,913
Tender offer expenses                                    948              --           3,507              --
Depreciation expense                                   1,723           1,724           3,430           3,267
                                                   ---------       ---------       ---------       ---------
   Operating income                                    4,024           9,103           6,725          18,839
Other non-operating expenses                             385              --             385              --
Interest (income) expense, net                          (189)            460              (6)            821
                                                   ---------       ---------       ---------       ---------
   Income before income taxes                          3,828           8,643           6,346          18,018
Provision for income taxes                             1,359           3,284           2,253           6,846
                                                   ---------       ---------       ---------       ---------
Income from continuing operations                      2,469           5,359           4,093          11,172
Discontinued operations (Note 5):
   Income (loss), net of income taxes                     --            (428)             79            (564)
                                                   ---------       ---------       ---------       ---------
             Net income                            $   2,469       $   4,931       $   4,172       $  10,608
                                                   =========       =========       =========       =========
Average shares outstanding:
   Basic                                              15,298          15,258          15,294          15,246
   Diluted                                            15,478          15,391          15,483          15,369
Earnings per share - Basic:
   Income from continuing operations               $    0.16       $    0.35       $    0.27       $    0.73
   Income (loss) from discontinued operations             --           (0.03)             --           (0.03)
                                                   ---------       ---------       ---------       ---------
             Net income                            $    0.16       $    0.32       $    0.27       $    0.70
                                                   =========       =========       =========       =========
Earnings per share - Diluted:
   Income from continuing operations               $    0.16       $    0.35       $    0.26       $    0.73
   Income (loss) from discontinued operations             --           (0.03)           0.01           (0.04)
                                                   ---------       ---------       ---------       ---------
             Net income                            $    0.16       $    0.32       $    0.27       $    0.69
                                                   =========       =========       =========       =========



     The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                      Six Months Ended June 30,
                                                                         2001           2000
                                                                         ----           ----
 Operating activities:
    Income from continuing operations                                  $  4,093       $ 11,172
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation expense                                               3,430          3,267
       Deferred income tax expense                                        2,303          2,967
       BP settlement                                                     (2,000)            --
       Changes in assets and liabilities:
         (Increase) in receivables                                         (705)        (3,845)
         Decrease in inventories                                          6,574             30
         (Decrease) in accounts payable                                  (8,476)        (6,213)
         (Decrease) in accrued liabilities                               (2,605)        (3,983)
         Other, net                                                        (460)         3,182
                                                                       --------       --------
         Net cash provided by activities of continuing operations         2,154          6,577
         Net cash (used in) discontinued operations                      (1,515)        (1,786)
                                                                       --------       --------
            Net cash provided by operating activities                       639          4,791
                                                                       --------       --------
Investing activities:
    Proceeds from sale of discontinued operations, net of fees           29,846             --
    Expenditures for property, plant and equipment                      (14,355)        (7,480)
                                                                       --------       --------
            Net cash provided by (used in) investing activities          15,491         (7,480)
                                                                       --------       --------
Financing activities:
    Net repayments of debt                                                   --         (4,956)
    Issuance of common stock - options exercised                             96            257
                                                                       --------       --------
            Net cash provided by (used in) financing activities              96         (4,699)
                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents                     16,226         (7,388)

Cash and cash equivalents, beginning of period                            3,993          9,131
                                                                       --------       --------
Cash and cash equivalents, end of period                               $ 20,219       $  1,743
                                                                       ========       ========
Supplemental disclosures:
    Interest and bank fees paid                                        $    198       $    329
                                                                       ========       ========
    Income taxes paid                                                  $    356       $     40
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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of June 30, 2001, and December 31, 2000, and the consolidated statements of income and cash flows for the three and six months ended June 30, 2001 and 2000, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for June 30, 2001 and 2000, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

     The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. This quarterly report on Form 10-Q should be read in conjunction with the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. Management of the Company believes SFAS 140 will not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 is effective for business combinations initiated after June 30, 2001. Management of the Company believes SFAS 141 will not have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS 142 must be adopted on or before January 1, 2002. The amortization of goodwill ceases upon adoption of SFAS 142. Management of the Company believes SFAS 142 will not have a material effect on the Company's financial position or results of operations as it has no goodwill or other intangible assets.

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

     If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $1.4 million lower at June 30, 2001, and $0.4 million higher at December 31, 2000. Inventories consisted of the following (in thousands):

                                              June 30,     December 31,
                                                2001          2000
                                              --------       --------
     Raw materials                            $  3,896       $  5,703
     Work in progress                           10,769         11,224
     Finished goods                              8,694         13,699
                                              --------       --------
                                                23,359         30,626
     Tolling metal due customers                  (861)        (1,554)
                                              --------       --------
                                              $ 22,498       $ 29,072
                                              ========       ========



3.   COMMON STOCK AND EARNINGS PER SHARE:

     The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares were as follows:

                                          Three Months Ended June 30,
                                          ---------------------------
                                       2001                         2000
                                       ----                         ----
                             Shares          EPS           Shares          EPS
                             ------          ---           ------          ---
     Basic                 15,297,704       $ 0.16       15,257,785       $ 0.32
     Stock options            180,775           --          132,837           --
                           ----------       ------       ----------       ------
     Diluted               15,478,479       $ 0.16       15,390,622       $ 0.32
                           ==========       ======       ==========       ======


                                           Six Months Ended June 30,
                                          ---------------------------
                                       2001                         2000
                                       ----                         ----
                             Shares          EPS           Shares          EPS
                             ------          ---           ------          ---
     Basic                 15,293,920       $ 0.27       15,246,390       $ 0.70
     Stock options            189,221           --          122,485        (0.01)
                           ----------       ------       ----------       ------
     Diluted               15,483,141       $ 0.27       15,368,875       $ 0.69
                           ==========       ======       ==========       ======


     All shares of Common Stock and Nonvoting Common Stock are identical, except that holders of Nonvoting Common Stock have no voting rights. Shares of Nonvoting Common Stock may be converted, at the option of the holder, into Common Stock on a share-for-share basis, except

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

to the extent that the holder of Nonvoting Common Stock is restricted from obtaining certain ownership levels in the Company pursuant to the Small Business Investment Act of 1958 and the Bank Holding Company Act of 1956.

     At June 30, 2001, and December 31, 2000, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance.

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

4.   COMMITMENTS AND CONTINGENCIES:

     The Company is subject to certain contingent environmental liabilities with respect to CBCC's facility. CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site that are contaminated with certain volatile organic compounds ("VOCs"). Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project to approximate $3 million, based upon capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase if a longer operating period is necessary.

     As of December 31, 2000, the reserve for remediation activities was $4.0 million, including $3.0 million for the in situ remediation plan, $0.6 million for environmental consulting and $0.4 million for final payments to be made on remediation activities completed in 2000. In first quarter 2001, as a result of the settlement of the Company's litigation with BP discussed below, the Company recorded an additional $4.8 million of environmental reserves relating to obligations retained by the Company. The Company had remediation spending of $0.5 million in first half 2001. As a result of the foregoing, the environmental reserve totaled $8.3 million at June 30, 2001.

     Based on currently available data, the Company believes that upon completion of the remediation activities at the two areas described above, CBCC will have substantially completed the remediation activities that the Company believes are necessary to address contamination at its site. However, until the completion of these remedial and associated investigatory activities and receipt of approval from the Ohio Environmental Protection Agency ("EPA") of CBCC's activities to

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at its site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or requires excavation of soil at the two areas for which CBCC currently is developing a remediation plan for in situ remediation, as part of the settlement of litigation with BP in first quarter 2001 discussed below, BP has retained responsibility for such remediation activities.

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     In addition to the above, the Company has outstanding purchase commitments for capital equipment and building construction totaling approximately $16.2 million at June 30, 2001.

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The operating results of discontinued operations were as follows (in thousands):


                                         Three Months Ended         Six Months Ended
                                               June 30,                   June 30,
                                          2001        2000           2001           2000
                                          ----        ----           ----           ----
Net sales                                 $ --      $ 29,098       $ 23,251       $ 64,722
                                          ====      ========       ========       ========
Income (loss) before taxes                $ --      $   (691)      $    123       $   (910)
Provision for income (taxes) benefit        --           263            (44)           346
                                          ----      --------       --------       --------
Net income (loss)                         $ --      $   (428)      $     79       $   (564)
                                          ====      ========       ========       ========


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

Operations

     The Company has a brass products segment operated by CBCC and, prior to March 30, 2001, had a steel products segment operated by Leavitt. The assets and operations of Leavitt were disposed of on March 30, 2001, and are classified as a discontinued operation for all periods presented. The Company is a leading manufacturer of free-machining and forging brass rod.

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

     CBCC obtains approximately 75% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") was four cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") from December 1994 until December 1997. In December 1997, the difference was increased to five cents per pound, and in January 1999 the difference was increased to seven cents per pound. The difference between the Metal Selling Price and the Metal Buying Price was increased to eight cents per pound in September 1999. CBCC also purchases approximately 25% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has increased in excess of

                             CHASE INDUSTRIES INC.

demand as a result of increased imports of brass rod. Although the increased supply of brass scrap has resulted in continued favorable free-market scrap prices through June 2001, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

     In addition to sales made under the pricing structure described above, approximately 10% of pounds sold are made on a tolling basis, where the customer consigns brass scrap to CBCC and is charged a fabrication price for processing the brass scrap into finished rod. Tolling transactions affect net sales by the Metal Selling Price that otherwise would be charged to the customer in a sale of finished brass rod. To a lesser degree, tolling transactions also affect gross profit to the extent CBCC is unable to take advantage of the pricing differential on brass scrap purchased and sold. To partially offset the effect of tolling transactions on gross profit, CBCC requires tolling customers to deliver additional pounds of brass scrap in exchange for each pound of finished rod shipped.

                             CHASE INDUSTRIES INC.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001, Compared with Three Months Ended June 30, 2000

     Net sales decreased $17 million, or 23%, to $56.8 million in second quarter 2001. Net sales decreased mainly as a result of a 16% decrease in the brass rod shipments. Also contributing to this decrease was a 7% decline in the brass rod Metal Selling Price. The softness from the fourth quarter 2000 and first quarter 2001 continued into second quarter 2001 as the brass rod industry is experiencing "recession-like" conditions. Industry shipments were off 19% in second quarter 2001 compared with second quarter 2000 which followed a decline in industry shipments of 16% in first quarter 2001 compared with the prior year. These declines were greater than the fourth quarter 2000 decline of 13%. Net imports continued to abate with year-to-date May 2001, the most recent available, down 50% compared with the prior year. Customers in the building and construction, transportation, industrial machinery and equipment, and electronics and distribution industries had much lower demand from the levels experienced in second quarter 2000. Inventory corrections throughout the supply-chain also adversely affected the demand for brass rod.

     Gross profit decreased $4.5 million, or 35.4%, to $8.2 million in second quarter 2001 due to lower brass rod shipments and lower unit profit margins. Fabrication prices decreased due to competitive pressures in the market. In response to lower profitability, the Company implemented cost controls in first quarter 2001 including eliminating overtime and discretionary spending. These cost controls resulted in lower manufacturing costs in second quarter 2001 compared with the prior year despite increased costs for electricity and natural gas, higher health-care expenses, and contractual labor rate increases.

     Selling, general and administrative ("SG&A") expenses decreased $0.3 million, or 16.7%, to $1.5 million for second quarter 2001. The decrease was due to spending controls and cost reductions, which included reduced professional and consulting expenses, lower management incentives and decreased franchise taxes. Also, legal fees were lower in 2001 due to the settlement, in February 2001, of the litigation with BP.

     In second quarter 2001, tender offer expenses aggregating $0.9 million were attributable to incremental consulting and legal expenses as a result of the unsolicited tender offer.

     Depreciation expense of $1.7 million was flat with 2000.

     As a result of the above factors, operating income decreased $5.1 million, or 56%, to $4 million in second quarter 2001.

     In second quarter 2001, other non-operating expenses of $0.4 million consisted of the Company's write-off of its investment in MetalSpectrum LLC, a consortium of major metals-related companies that provided business-to-business internet services. MetalSpectrum ceased operations in June due to low demand for its services and economic conditions.

     Net interest expense decreased by $0.7 million as a result of interest income of $0.2 million in 2001 compared with net interest expenses of $0.5 million in 2000. The decline in interest expense

                             CHASE INDUSTRIES INC.

primarily resulted from the elimination of $20 million of debt in conjunction with the settlement of the litigation with BP in February 2001. This settlement and the sale of Leavitt in first quarter 2001 eliminated all borrowings.

     As a result of the above factors, income from continuing operations before taxes decreased by $4.8 million, or 55.8%, to $3.8 million in second quarter 2001 from $8.6 million in second quarter 2000.

     Income tax expense decreased by $1.9 million, or 57.6%, to $1.4 million as a result of the decrease of $4.8 million in income before taxes and a reduction in the effective tax rate from 38% in 2000 to 35.5% in 2001. The effective rate was lower in 2001 due to the state tax consequences resulting from the sale of Leavitt and other state tax planning initiatives including tax incentives related to CBCC's Project 400 capital investment.

     As a result of the above factors, income from continuing operations decreased by $2.9 million, or 53.7%, to $2.5 million in second quarter 2001 from $5.4 million in second quarter 2000.

     Net income for second quarter 2001 was $2.5 million, or $0.16 per diluted share, compared with net income for second quarter 2000 of $4.9 million, or $0.32 per diluted share. Excluding the impact of expenses related to the unsolicited tender offer and to the write-off of the Company's investment in MetalSpectrum LLC, earnings per share for second quarter 2001 was $0.22 per diluted share, compared with $0.32 per diluted share in second quarter 2000.

Six Months Ended June 30, 2001, Compared with Six Months Ended June 30, 2000

     Net sales decreased $32.4 million, or 20.8%, to $123.1 million in 2001. Net sales decreased mainly as a result of a 15% decrease in the brass rod shipments and a 5% decrease in the brass rod Metal Selling Price.

     Gross profit for the six months ended June 30, 2001, decreased $9.4 million from 2000, or 36.2%, to $16.6 million. Lower brass rod shipments and lower unit profit margins adversely affected gross profit.

     SG&A expenses decreased $1 million, or 25.6%, to $2.9 million for the six months ended June 30, 2001. The decrease was due to spending controls and cost reductions, which included reduced professional and consulting expenses, lower management incentives and decreased franchise taxes. Additionally, legal fees were lower in 2001 due to the settlement, in February 2001, of the litigation with BP.

     For the six months ended June 30, 2001, tender offer expenses aggregating $3.5 million were attributable to incremental consulting and legal expenses as a result of the unsolicited tender offer which expired on January 31, 2001.

     Depreciation increased $0.1 million, or 3.0%, primarily due to depreciation on the new brass foundry capitalized in 2000.

                             CHASE INDUSTRIES INC.


     As a result of the above factors, operating income for the six months ended June 30, 2001, decreased $12.1 million, or 64.4%, to $6.7 million in 2001.

     Net interest expense for the six months ended June 30, 2001, decreased by $0.8 million. The decline in interest expense primarily resulted from the elimination of $20 million of debt in conjunction with the settlement of the litigation with BP and the sale of Leavitt in first quarter 2001.

     Income tax expense for the six months ended June 30, 2001, decreased $4.5 million, or 66.2%, to $2.3 million as a result of the decrease of $11.7 million, or 65%, in income before income taxes and a reduction in the effective tax rate from 38% to 35.5% in 2001. The effective tax rate was lower in 2001 due to the state tax consequences resulting from the sale of Leavitt and other state tax planning initiatives including tax incentives related to CBCC's Project 400 capital investment.

     As a result of the above factors, income from continuing operations decreased by $7.1 million, or 63.4%, to $4.1 million in 2001 from $11.2 million in 2000. Excluding the impact of 2001 expenses related to the Company's response to an unsolicited tender offer and to the write-off of the Company's investment in MetalSpectrum, income from continuing operations was $6.6 million, a decrease of $4.6 million, or 41.1%, from first half 2000.

     Income from discontinued operations, net of taxes, increased to $0.1 million for the six months ended June 30, 2001 from a loss of $0.6 million for the six months ended June 30, 2000. The sale of Leavitt closed on March 30, 2001.

     As a result of the above factors, net income decreased $6.4 million, or 60.4%, to $4.2 million in 2001 from $10.6 million in 2000. Diluted earnings per share decreased to $0.27 from $0.69 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

General

     At June 30, 2001, the Company had no debt, a $20 million decrease from December 31, 2000. Cash and cash equivalents totaled $20.2 million, increasing from $4 million at year end 2000.

     The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the revolving credit facility.

Working Capital

     At June 30, 2001 working capital was $52.3 million, a $34.3 million increase from $18 million at December 31, 2000. Working capital at December 31, 2000, included a $21.6 million receivable from BP and the BP Note payable of $20 million and interest accrued on the BP Note aggregating $8.3 million. These amounts were settled in February 2001 with a CBCC payment of $2 million to BP. See further discussion of the BP settlement at Note 4 of Notes to Consolidated Financial Statements. Working capital at June 30, 2001, was $52.3 million, a $27.5 million, or

110.9%, increase from $24.8 million at December 31, 2000, excluding the BP related amounts. Increases in cash and cash equivalents of $16.2 million, accounts receivable of $0.7 million, and deferred income taxes of $3.5 million and a decrease in accounts payable and accrued liabilities of $13.8 million were partially offset by a decrease in inventory of $6.6 million.

     The decrease in inventory was due to management's efforts to reduce finished goods and to match inventory levels with current reduced shipment rates. The decrease in accounts payable primarily was due to the timing of metal purchases and reduced metal purchases resulting from lower production requirements. The increase in the deferred income tax asset was due to the income tax benefit recorded on the estimated loss on the sale of Leavitt.

     The Company's current ratio was 3.25 at June 30, 2001, compared to 1.28 at December 31, 2000.

Cash Flow Provided by Operating Activities

     For the six months ended June 30, 2001, net cash provided by operating activities was $0.6 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes of $5.7 million and the settlement of the litigation with BP for $2 million partially offset by net income from continuing operations of $4.1 million, depreciation of $3.4 million, and deferred tax expense of $2.3 million. The change in working capital in first half 2001 was explained above in "Working Capital." Cash provided by continuing operations of $2.2 million was partially offset by cash used in discontinued operations of $1.5 million.

     For the six months ended June 30, 2000, net cash provided by operating activities was $4.8 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes of $10.8 million partially offset by net income from continuing operations of $11.2 million and depreciation of $3.3 million, and deferred tax expense of $3 million. Cash provided by continuing operations of $6.6 million was partially offset by cash used in discontinued operations of $1.8 million.

Cash Flow Provided by (Used in) Investing Activities

     In first half 2001, the proceeds from the sale of Leavitt provided cash flow from investing activities of $31.5 million, before estimated closing costs and fees of $1.7 million. Capital expenditures were $14.4 million for the six months ended June 30, 2001, and $7.5 million for the six months ended June 30, 2000. Capital expenditures in 2001 primarily related to equipment and construction costs for a second extrusion press and additional finishing lines discussed below. Capital expenditures for the six months ended June 30, 2000, primarily related to final installation and equipment costs for the new foundry discussed below.

Cash Flow Provided by (Used in) Financing Activities

     Cash provided by financing activities of $96,000 for the six months ended June 30, 2001, resulted from stock option exercises. Cash used in financing activities of $4.7 million for the six months ended June 30, 2000, consisted primarily of the repayment of the Term Loan ($7 million)

                             CHASE INDUSTRIES INC.


and borrowings under the revolving credit facility. The Term Loan was paid off in June 2000, three years ahead of schedule.

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

Bank Credit Facility

     As of June 30, 2001, there were no amounts outstanding under the Company's $50 million revolving credit facility. Total availability under the revolving credit facility was $46.3 million as of June 30, 2001.

CONTINGENCIES - ENVIRONMENTAL MATTERS

     As discussed in "Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1, CBCC is subject to certain contingent liabilities relating to environmental conditions at its manufacturing facility. CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site contaminated with certain VOCs. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates that the costs for this project will be approximately $3 million, based upon capital and operating costs for a period of five years. A reserve for this amount previously has been established.

                             CHASE INDUSTRIES INC.


However, subject to pilot testing and operating experience, costs may increase if a longer operating period is necessary.

     In first quarter 2001, the Company settled certain matters with BP which are discussed in Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1. In conjunction with the BP settlement, the Company recorded a $4.8 million environmental reserve. The Company had remediation spending of $0.5 million in first half 2001. The environmental reserve totaled $8.3 million at June 30, 2001.

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

                             CHASE INDUSTRIES INC.


FORWARD-LOOKING STATEMENTS

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company has no financial instruments or agreements that require disclosure pursuant to this item.

                             CHASE INDUSTRIES INC.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in certain claims and litigation as described in
Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1, of this report, in Part I, Item 3. Legal Proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in Part II,
Item 1. Legal Proceedings contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

                             CHASE INDUSTRIES INC.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 2, 2001, for the purpose of electing a board of directors, ratifying the appointment of independent accountants and transacting such other business as properly came before the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     The only matters acted upon at the meeting were the election of directors and the ratification of the Company's independent accountants. All nominees for directors as listed in the Proxy Statement dated April 6, 2001, were elected with the following vote:

                               Shares Voted "For"     Shares "Withheld"      Broker Non-Votes
                               ------------------     -----------------      ----------------
Martin V. Alonzo                    6,850,444               78,362                  -0-
Raymond E. Cartledge                6,919,689                9,117                  -0-
Charles E. Corpening                6,917,789               11,017                  -0-
John R. Kennedy                     6,919,689                9,117                  -0-
Robert D. Kennedy                   6,919,689                9,117                  -0-
Thomas F. McWilliams                6,918,414               10,392                  -0-
William R. Toller                   6,919,689                9,117                  -0-

     The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by the following vote:

  Share Voted "For"       Shares Voted "Against"      Shares Abstaining      Broker Non-Votes
  -----------------       ----------------------      -----------------      ----------------
      6,909,305                   19,201                     300                    -0-


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










     (b)  REPORTS ON FORM 8-K

          During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated April 16, 2001, as amended by Form 8-K/A dated June 14, 2001, to report under Item 2, "Acquisition or Disposition of Assets," the sale of the assets and operations of Leavitt and under Item 7, "Financial Statements and Exhibits," the Company's financial statements that reflect Leavitt as a discontinued operation.

                             CHASE INDUSTRIES INC.


                               S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                          CHASE INDUSTRIES INC.


Date:  August 13, 2001                    By:   /S/ MICHAEL T. SEGRAVES
                                                Michael T. Segraves
                                                Vice President
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                Principal Financial Officer)

                             CHASE INDUSTRIES, INC.

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
