Form 10-Q
period 2001-09-30
CHASE INDUSTRIES INC
filed 2001-11-14
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                YES [X]  NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  AS OF NOVEMBER 6, 2001 .........................................   15,297,745

NUMBER OF SHARES OF NONVOTING COMMON STOCK
  OUTSTANDING AS OF NOVEMBER 6, 2001 .............................            0

---------

* The Registrant's Nonvoting Common Stock is convertible, on a share-for-share basis, into Common Stock.

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheet as of September 30, 2001
                     and December 31, 2000   ........................................  3

        Consolidated Statement of Income for the Three and Nine Months Ended
                     September 30, 2001 and 2000.....................................  4

        Consolidated Statement of Cash Flows for the Nine Months Ended
                     September 30, 2001 and 2000.....................................  5

        Notes to Consolidated Financial Statements...................................  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................................... 13

Item 3. Quantitative and Qualitative Disclosures About Market Risk................... 21

                           PART II. OTHER INFORMATION

Item 5. Other Information............................................................ 22

Item 6. Exhibits and Reports on Form 8-K............................................. 22

        Signature.................................................................... 24


                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                 September 30,     December 31,
                                                                                     2001             2000
                                                                                 -------------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $      23,876     $      3,993
  Receivables, net of allowance for doubtful accounts and
    claims of $1,024 and $990 in 2001 and 2000, respectively                            26,615           24,214
  Inventories                                                                           14,056           29,072
  Prepaid expenses                                                                       1,080            1,253
  Deferred income taxes                                                                  6,263            3,251
  Other assets                                                                              --           21,600
                                                                                 -------------     ------------
        Total current assets                                                            71,890           83,383
Net assets of discontinued operations                                                       --           38,161
Property, plant and equipment, net                                                      93,953           75,659
                                                                                 -------------     ------------
        Total assets                                                             $     165,843     $    197,203
                                                                                 =============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $      15,121     $     23,447
  Accrued compensation and benefits                                                      3,283            4,170
  Accrued income taxes                                                                   2,531            2,692
  Other accrued liabilities                                                              2,885            6,701
  Current portion of long-term debt                                                         --           20,000
  Interest payable - Seller's note                                                          --            8,345
                                                                                 -------------     ------------
        Total current liabilities                                                       23,820           65,355
Other long-term liabilities                                                              8,309               --
Deferred income taxes                                                                    9,462           14,354
                                                                                 -------------     ------------
        Total liabilities                                                               41,591           79,709
                                                                                 -------------     ------------
Commitments and contingencies                                                               --               --
                                                                                 -------------     ------------

Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized; 15,297,745 and
    9,135,802 shares issued and outstanding
    in 2001 and 2000, respectively                                                         153               92
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 0 and 6,150,118 shares issued and outstanding
    in 2001 and 2000, respectively                                                          --               61
  Additional paid-in capital                                                            31,980           31,884
  Retained earnings                                                                     92,119           85,457
                                                                                 -------------     ------------
        Total stockholders' equity                                                     124,252          117,494
                                                                                 -------------     ------------
        Total liabilities and stockholders' equity                               $     165,843     $    197,203
                                                                                 =============     ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
             (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                              Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                            2001            2000            2001             2000
                                                         ----------      ----------      ----------      ----------
Net sales                                                $   56,503      $   70,010      $  179,556      $  225,480
Cost of goods sold (exclusive of depreciation
   shown separately below)                                   49,080          59,028         155,529         188,479
                                                         ----------      ----------      ----------      ----------
     Gross profit                                             7,423          10,982          24,027          37,001

Selling, general and administrative expenses                  1,482           2,089           4,424           6,002
Tender offer and other expenses                                 665              --           4,172              --
Depreciation expense                                          1,668           1,712           5,098           4,979
                                                         ----------      ----------      ----------      ----------
     Operating income                                         3,608           7,181          10,333          26,020

Other non-operating expenses                                     --              --             385              --
Interest (income) expense, net                                 (251)            326            (257)          1,147
                                                         ----------      ----------      ----------      ----------
     Income before income taxes                               3,859           6,855          10,205          24,873

Provision for income taxes                                    1,369           2,605           3,622           9,451
                                                         ----------      ----------      ----------      ----------
Income from continuing operations                             2,490           4,250           6,583          15,422

Discontinued operations (Note 5):
     Income (loss), net of income taxes                          --             (89)             79            (653)
                                                         ----------      ----------      ----------      ----------
          Net income                                     $    2,490      $    4,161      $    6,662      $   14,769
                                                         ==========      ==========      ==========      ==========
Average shares outstanding:
     Basic                                                   15,298          15,276          15,295          15,256
     Diluted                                                 15,461          15,407          15,476          15,382

Earnings per share - Basic:
     Income from continuing operations                   $     0.16      $     0.28      $     0.43      $     1.01
     Income (loss) from discontinued operations                  --           (0.01)           0.01           (0.04)
                                                         ----------      ----------      ----------      ----------
          Net income                                     $     0.16      $     0.27      $     0.44      $     0.97
                                                         ==========      ==========      ==========      ==========
Earnings per share - Diluted:
     Income from continuing operations                   $     0.16      $     0.28      $     0.43      $     1.00
     Income (loss) from discontinued operations                  --           (0.01)             --           (0.04)
                                                         ----------      ----------      ----------      ----------
          Net income                                     $     0.16      $     0.27      $     0.43      $     0.96
                                                         ==========      ==========      ==========      ==========


                   The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  2001            2000
                                                                               ----------      ----------
Operating activities:
    Income from continuing operations                                          $    6,583      $   15,422
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation expense                                                       5,098           4,979
         Deferred income tax expense                                                3,482           4,858
         BP settlement                                                             (2,000)             --
         Changes in assets and liabilities:
             (Increase) in receivables                                             (2,401)         (5,582)
             Decrease (increase) in inventories                                    15,016          (6,184)
             (Decrease) in accounts payable                                        (8,326)         (3,167)
             (Decrease) in accrued liabilities                                     (2,133)         (1,740)
             Other, net                                                              (471)          3,418
                                                                               ----------      ----------
             Net cash provided by activities of continuing operations              14,848          12,004
    Net cash (used in) provided by discontinued operations                         (1,515)          3,534
                                                                               ----------      ----------
                  Net cash provided by operating activities                        13,333          15,538
                                                                               ----------      ----------

Investing activities:
    Proceeds from sale of discontinued operations, net of fees                     29,846              --
    Expenditures for property, plant and equipment                                (23,392)        (11,665)
                                                                               ----------      ----------
                  Net cash provided by (used in) investing activities               6,454         (11,665)
                                                                               ----------      ----------

Financing activities:
    Net repayments of debt                                                             --          (7,000)
    Issuance of common stock - options exercised                                       96             324
                                                                               ----------      ----------
                  Net cash provided by (used in) financing activities                  96          (6,676)
                                                                               ----------      ----------

Net increase (decrease) in cash and cash equivalents                               19,883          (2,803)

Cash and cash equivalents, beginning of period                                      3,993           9,131
                                                                               ----------      ----------
Cash and cash equivalents, end of period                                       $   23,876      $    6,328
                                                                               ==========      ==========
Supplemental disclosures:
    Interest and bank fees paid                                                $      233      $      384
                                                                               ==========      ==========
    Income taxes paid                                                          $      336      $       53
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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SIGNIFICANT ACCOUNTING POLICIES:

   PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

   The consolidated balance sheet as of September 30, 2001, and December 31, 2000, and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2001 and 2000, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation. All significant intercompany transactions have been eliminated in consolidation.

   The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for September 30, 2001 and 2000, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

   The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. This quarterly report on Form 10-Q should be read in conjunction with the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   In fourth quarter 2000, the Company decided to divest Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt, including the stock of Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt, to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago, for approximately $31.5 million, subject to closing adjustments. The sale closed on March 30, 2001. Leavitt has been reflected in the consolidated financial statements as a discontinued operation. For additional discussion on the discontinued operation, see Note 5, Discontinued Operations.

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

   In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The adoption of SFAS 140, in third quarter 2001, did not have any effect on the Company's financial position or results of operations.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 is effective for business combinations initiated after June 30, 2001. The adoption of SFAS 141, in third quarter 2001, did not have any effect on the Company's financial position or results of operations.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS 142 must be adopted on or before January 1, 2002. The amortization of goodwill ceases upon adoption of SFAS 142. Management of the Company believes SFAS 142 will not have any effect on the Company's financial position or results of operations as it has no goodwill or other intangible assets.

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or, the normal operation of a long-lived asset, except for certain obligations of lessees. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management of the Company believes SFAS 143 will not have a material effect on the Company's financial position or results of operations.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. It is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management of the Company believes SFAS 144 will not have a material effect on the Company's financial position or results of operations.


2. INVENTORIES:

   Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. In prior periods, inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent years.

   If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $1.7 million lower at September 30, 2001, and $0.4 million higher at December 31, 2000. Inventories consisted of the following (in thousands):

                                                    September 30,       December 31,
                                                         2001               2000
                                                    -------------      -------------
            Raw materials                           $       3,815      $       5,703
            Work in progress                                3,613             11,224
            Finished goods                                  7,704             13,699
                                                    -------------      -------------
                                                           15,132             30,626
            Tolling metal due customers                    (1,076)            (1,554)
                                                    -------------      -------------
                                                    $      14,056      $      29,072
                                                    =============      =============

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. COMMON STOCK AND EARNINGS PER SHARE:

   The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares were as follows:

                                                   Three Months Ended September 30,
                                       --------------------------------------------------------
                                                 2001                           2000
                                       -------------------------      -------------------------
                                         Shares           EPS           Shares           EPS
                                       ----------     ----------      ----------     ----------
         Basic                         15,297,745     $     0.16      15,276,258     $     0.27
         Stock options                    163,326             --         131,155             --
                                       ----------     ----------      ----------     ----------
         Diluted                       15,461,071     $     0.16      15,407,413     $     0.27
                                       ==========     ==========      ==========     ==========

                                                    Nine Months Ended September 30,
                                       --------------------------------------------------------
                                                 2001                           2000
                                       -------------------------      -------------------------
                                         Shares           EPS           Shares           EPS
                                       ----------     ----------      ----------     ----------
         Basic                         15,295,209     $     0.44      15,256,419     $     0.97
         Stock options                    180,924          (0.01)        125,334          (0.01)
                                       ----------     ----------      ----------     ----------
         Diluted                       15,476,133     $     0.43      15,381,753     $     0.96
                                       ==========     ==========      ==========     ==========


   All shares of Common Stock and Nonvoting Common Stock are identical, except that holders of Nonvoting Common Stock have no voting rights. All of the 6,150,118 shares of Nonvoting Common Stock outstanding at June 30, 2001, were converted into 6,150,118 shares of Common Stock during third quarter 2001 and, as of September 30, 2001, there were no shares of Nonvoting Common Stock outstanding.

   At September 30, 2001, and December 31, 2000, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance. Of the 1,000,000 shares of authorized preferred stock, 36,310 have been designated Series A Junior Participating Preferred Stock, which are reserved for issuance pursuant to the rights as described below.

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

   As of December 31, 2000, the reserve for remediation activities was $4.0 million, including $3.0 million for the in situ remediation plan, $0.6 million for environmental consulting and $0.4 million for final payments to be made on remediation activities completed in 2000. In first quarter 2001, as a result of the settlement of the Company's litigation with BP discussed below, the Company recorded an additional $4.8 million of environmental reserves relating to obligations retained by the Company. The Company had remediation spending of $0.5 million for the nine months ended September 30, 2001, including the payment of $0.4 million for activities completed in 2000. As a result of the foregoing, the environmental reserve totaled $8.3 million at September 30, 2001.

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

                              CHASE INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

   In addition to the above, the Company has outstanding purchase commitments for capital equipment and building construction totaling approximately $17.1 million at September 30, 2001.

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

   The operating results of discontinued operations were as follows (in thousands):

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                                2001           2000            2001             2000
                                             ----------     ----------      ----------      ----------
Net sales                                    $       --     $   28,558      $   23,251      $   93,280
                                             ==========     ==========      ==========      ==========
Income (loss) before taxes                   $       --     $     (143)     $      123      $   (1,053)
Provision for income (taxes) benefit                 --             54             (44)            400
                                             ----------     ----------      ----------      ----------
Net income (loss)                            $       --     $      (89)     $       79      $     (653)
                                             ==========     ==========      ==========      ==========


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

Operations

            The Company has a brass products segment operated by CBCC and, prior to March 30, 2001, had a steel products segment operated by Leavitt. The assets and operations of Leavitt were disposed of on March 30, 2001, and are classified as a discontinued operation for all periods presented. CBCC is a leading manufacturer of free-machining and forging brass rod.

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

            CBCC obtains approximately 75% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") has been eight cents per pound higher than the price at which brass scrap is purchased from customers (the "Metal Buying Price") since September 1999. CBCC also purchases approximately 25% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has been readily available. Although the supply of brass scrap has resulted in continued favorable free-market scrap prices through September 2001, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and

                              CHASE INDUSTRIES INC.


increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

            In October 2001, Chase reduced brass metal prices to the lowest levels in 14 years. This decrease may result in a lower of cost-or-market inventory writedown of approximately $1.0 to $1.5 million in fourth quarter 2001 unless brass prices recover, but should not otherwise affect margins.

General Economic and Industry Conditions

            The demand for the Company's products in the United States and Canada generally is dependent upon business conditions in the industries which use products made from brass rod. Manufacturers of products used in building and construction and manufacturers of industrial machinery and equipment are the primary users of brass rod. Therefore, the Company's operating results during any given period depend significantly on business conditions in these industries. These industries, in turn, are sensitive to fluctuations in overall economic activity, movement in interest rates and availability of short-and long-term financing. The Company's operating results also depend on its manufacturing capacity, as well as industry production levels and other market factors.

            The softness from the fourth quarter 2000 and first quarter 2001 continued into second quarter 2001 as the brass rod industry experienced "recession-like" conditions. Industry shipments were off 22% in second quarter 2001 compared with second quarter 2000 which followed a decline in industry shipments of 19% in first quarter 2001 compared with the prior year. These declines were greater than the fourth quarter 2000 decline of 13%. The economic downturn in the brass rod industry, which began in the third quarter of 2000, appears to have reached its low-point in the second quarter. CBCC experienced a modest recovery in volume in the third quarter as it shipped 3% more brass rod than in the second quarter. While shipments continued to lag below 2000 levels,

                              CHASE INDUSTRIES INC.


the magnitude of the decline has diminished. Prior to September 11th, many of CBCC's customers were expressing optimism for a recovery in the demand for their products and in turn increased demand for brass rod by the end of the first quarter 2002. However, the tragic events of September 11 have clouded the nation's economic picture and made near-term forecasting of the demand for brass rod very challenging. While demand for brass rod has not yet exhibited any measurable consequences of these acts, the timing of economic recovery and the outlook for the fourth quarter and first quarter 2002 are more uncertain now as the large number of layoffs nationwide is likely to affect the entire economy, including housing and remodeling activity. To the extent the end use markets for the products manufactured from brass rod remain depressed or experience further weakening, including as a result of the events of September 11th, further terrorist activities and military and other responses to terrorist activity, the Company expects that demand for its brass rod and unit margins will be adversely affected.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, Compared with Three Months Ended September 30, 2000

            Net sales decreased $13.5 million, or 19.3%, to $56.5 million in third quarter 2001. Net sales decreased mainly as a result of a 9% decrease in brass rod shipments. Also contributing to this decrease was a 12% decline in the brass rod Metal Selling Price. The softness from the fourth quarter 2000 and first half 2001 continued into third quarter 2001 as the brass rod industry is experiencing "recession-like" conditions. Industry shipments were off 16% in third quarter 2001 compared with third quarter 2000 which followed a decline in industry shipments of 20% in first half 2001 compared with the prior year. These declines were greater than the fourth quarter 2000 decline of 13%. Imports of rod continued to abate as imports through August 2001, the most recent data available, are down over 50% compared with the prior year. Customers in the building and construction, transportation, industrial machinery and equipment, and electronics and distribution industries had much lower demand from the levels experienced in third quarter 2000. Inventory corrections throughout the supply-chain also adversely affected the demand for brass rod.

            Gross profit decreased $3.6 million, or 32.7%, to $7.4 million in third quarter 2001 due to lower brass rod shipments and lower unit profit margins. Fabrication prices decreased due to competitive pressures in the market. In response to lower profitability, the Company implemented cost controls in first quarter 2001, including significantly curtailing overtime and discretionary spending. These cost controls resulted in lower manufacturing costs in third quarter 2001 compared with the prior year despite increased costs for electricity and natural gas, higher health-care expenses, and contractual labor rate increases.

            Selling, general and administrative ("SG&A") expenses decreased $0.6 million, or 28.6%, to $1.5 million for third quarter 2001. The decrease was primarily attributable to lower legal fees in 2001 due to the settlement, in February 2001, of the litigation with BP. Also, the decrease was due to spending controls and cost reductions, which included reduced professional and consulting expenses, lower management incentives and decreased franchise taxes.

                              CHASE INDUSTRIES INC.


            In third quarter 2001, tender offer and other expenses aggregating $0.7 million were attributable to costs associated with an executive severance package and incremental consulting and legal expenses as a result of the unsolicited tender offer which expired on January 31, 2001, and activities related thereto.

            Depreciation expense of $1.7 million was flat with 2000.

            As a result of the above factors, operating income decreased $3.6 million, or 50%, to $3.6 million in third quarter 2001.

            Interest income of $0.3 million in 2001 compares with interest expense of $0.3 million in 2000. This $0.6 million difference primarily resulted from the elimination of $20 million of debt in conjunction with the settlement of the litigation with BP in February 2001. This settlement and the sale of Leavitt in first quarter 2001 eliminated all borrowings.

            Based on the preceding explanations, income from continuing operations before taxes decreased by $3.0 million, or 43.5%, to $3.9 million in third quarter 2001 from $6.9 million in third quarter 2000.

            Income tax expense decreased by $1.2 million, or 46.2%, to $1.4 million as a result of the decrease of $3.0 million in income before taxes and a reduction in the effective tax rate from 38% in 2000 to 35.5% in 2001. The effective rate was lower in 2001 due to the state tax consequences resulting from the sale of Leavitt and other state tax planning initiatives including tax incentives related to CBCC's Project 400 capital investment.

            As a result of the above factors, income from continuing operations decreased by $1.8 million, or 41.9%, to $2.5 million in third quarter 2001 from $4.3 million in third quarter 2000.

            Net income for third quarter 2001 was $2.5 million, or $0.16 per diluted share, compared with net income for third quarter 2000 of $4.2 million, or $0.27 per diluted share. Excluding the impact of expenses related to the unsolicited tender offer and other expenses, earnings per share for third quarter 2001 were $0.19 per diluted share, compared with $0.27 per diluted share in third quarter 2000.

Nine Months Ended September 30, 2001, Compared with Nine Months Ended September 30, 2000

            Net sales decreased $45.9 million, or 20.4%, to $179.6 million in 2001. Net sales decreased mainly as a result of a 13% decrease in the brass rod shipments and a 7% decrease in the brass rod Metal Selling Price.

             Gross profit for the nine months ended September 30, 2001, decreased $13.0 million from 2000, or 35.1%, to $24.0 million. Lower brass rod shipments and lower unit profit margins adversely affected gross profit. Fabrication prices decreased due to competitive pressures in the market. Cost controls implemented in 2001, including the significant curtailment of overtime and discretionary spending, resulted in decreasing manufacturing costs which partially offset the decline in gross profit. These cost reductions were achieved despite contractual labor rate increases and significantly higher utility rates and medical costs.

             SG&A expenses decreased $1.6 million, or 26.7%, to $4.4

                              CHASE INDUSTRIES INC.


million for the nine months ended September 30, 2001. The decrease was due to spending controls and cost reductions, which included reduced professional and consulting expenses, lower management incentives and decreased franchise taxes. Additionally, legal fees were lower in 2001 due to the settlement, in February 2001, of the litigation with BP.

            For the nine months ended September 30, 2001, tender offer and other expenses aggregating $4.2 million were mainly attributable to incremental consulting and legal expenses as a result of the unsolicited tender offer which expired on January 31, 2001, and activities related thereto.

            Depreciation increased $0.1 million, or 2.0%, primarily due to depreciation on the new brass foundry capitalized in 2000.

            As a result of the above factors, operating income for the nine months ended September 30, 2001, decreased $15.7 million, or 60.4%, to $10.3 million in 2001.

            For the nine months ended September 30, 2001, other non-operating expenses of $0.4 million consisted of the Company's write-off of its investment in MetalSpectrum LLC, a consortium of major metals-related companies that provided business-to-business internet services. MetalSpectrum ceased operations in June due to low demand for its services and economic conditions.

            Interest income of $0.3 million in 2001 compares with interest expense of $1.1 million in 2000. This $1.4 million difference primarily resulted from the elimination of $20 million of debt in conjunction with the settlement of the litigation with BP and the sale of Leavitt in first quarter 2001.

            Income tax expense for the nine months ended September 30, 2001, decreased $5.9 million, or 62.1%, to $3.6 million as a result of the decrease of $14.7 million, or 59.0%, in income before income taxes and a reduction in the effective tax rate from 38% to 35.5% in 2001. The effective tax rate was lower in 2001 due to the state tax consequences resulting from the sale of Leavitt and other state tax planning initiatives including tax incentives related to CBCC's Project 400 capital investment.

            Based on the preceding explanations, income from continuing operations decreased by $8.8 million, or 57.1%, to $6.6 million in 2001 from $15.4 million in 2000. Excluding the impact of 2001 expenses, net of taxes, related to the Company's response to an unsolicited tender offer and other expenses and to the write-off of the Company's investment in MetalSpectrum, income from continuing operations was $9.5 million for the nine months ended September 30, 2001, a decrease of $5.9 million, or 38.3%, from the nine months ended September 30, 2000.

            Income from discontinued operations, net of taxes, of $0.1 million, prior to the sale of Leavitt on March 30, 2001, for the nine months ended September 30, 2001, compares to a loss of $0.7 million for the nine months ended September 30, 2000.

            As a result of the above factors, net income decreased $8.1 million, or 54.7%, to $6.7 million in 2001 from $14.8 million in 2000. Diluted earnings per share decreased to $0.43 from $0.96 in 2000. Income from continuing operations excluding tender offer and other expenses were $0.60 per diluted share compared with $1.00 for the same period last year.

                              CHASE INDUSTRIES INC.


LIQUIDITY AND CAPITAL RESOURCES

General

            At September 30, 2001, the Company had no debt, a $20 million decrease from December 31, 2000. Cash and cash equivalents totaled $23.9 million, increasing from $4 million at year end 2000.

            The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the revolving credit facility.

Working Capital

            At September 30, 2001, working capital was $48.1 million, a $30.1 million increase from $18 million at December 31, 2000. Working capital at December 31, 2000, included a $21.6 million receivable from BP and the BP Note payable of $20 million and interest accrued on the BP Note aggregating $8.3 million. These amounts were settled in February 2001 with a CBCC payment of $2 million to BP. See further discussion of the BP settlement at Note 4 of Notes to Consolidated Financial Statements. Working capital at September 30, 2001, was $48.1 million, a $23.3 million, or 94.0%, increase from $24.8 million at December 31, 2000, excluding the BP related amounts. Increases in cash and cash equivalents of $19.9 million, accounts receivable of $2.4 million, and deferred income taxes of $3.0 million and a decrease in accounts payable and accrued liabilities of $13.2 million were partially offset by a decrease in inventory of $15.0 million.

            The increase in accounts receivable was partially due to a 6% increase in net sales from the month of December 2000 to the month of September 2001. The Company's December shipments are typically lower than other months due to customer shutdowns in December. Also, the increase in accounts receivable was due to an increase in days sales outstanding which was attributable to the economic slowdown that began in the last half of 2000. The decrease in inventory was due to management's efforts to reduce finished goods and to match inventory levels with current reduced shipment rates. Work in progress inventory was reduced by selectively idling equipment during high electricity cost summer months. The increase in the deferred income tax asset was due to the income tax benefit recorded on the estimated loss on the sale of Leavitt. The decrease in accounts payable primarily was due to reduced metal purchases resulting from lower production requirements.

            The Company's current ratio was 3.02 at September 30, 2001, compared to 1.28 at December 31, 2000.

Cash Flow Provided by Operating Activities

                  For the nine months ended September 30, 2001, net cash provided by operating activities was $13.3 million, which included an increase in assets and liabilities, excluding cash, debt and deferred taxes, of $1.7 million, the settlement of the litigation with BP for $2 million, income from continuing operations of $6.6 million, depreciation of $5.1 million, and deferred tax expense of $3.5 million. The change in working capital during the nine months ended September 30, 2001 was

                              CHASE INDUSTRIES INC.


explained above in "Working Capital." Cash provided by continuing operations of $14.8 million was partially offset by cash used in discontinued operations of $1.5 million.

            For the nine months ended September 30, 2000, net cash provided by operating activities was $15.5 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes, of $13.3 million partially offset by net income from continuing operations of $15.4 million and depreciation of $5.0 million, and deferred tax expense of $4.9 million. Cash provided by continuing operations was $12.0 million. Cash provided by discontinued operations was $3.5 million.

Cash Flow Provided by (Used in) Investing Activities

            For the nine months ended September 30, 2001, the proceeds from the sale of Leavitt provided cash flow from investing activities of $31.5 million, before estimated closing costs and fees of $1.7 million. Capital expenditures were $23.4 million for the nine months ended September 30, 2001, and $11.7 million for the nine months ended September 30, 2000. Capital expenditures in 2001 primarily related to equipment and construction costs for a second extrusion press and additional finishing lines discussed below. Capital expenditures for the nine months ended September 30, 2000, primarily related to final installation and equipment costs for the new foundry and capital equipment and construction costs for Phase III of Project 400 discussed below.

Cash Flow Provided by (Used in) Financing Activities

            Cash provided by financing activities of $96,000 for the nine months ended September 30, 2001, resulted from stock option exercises. Cash used in financing activities of $6.7 million for the nine months ended September, 2000, consisted primarily of the repayment of the Term Loan ($7.0 million) and borrowings under the revolving credit facility. The Term Loan was paid off in June 2000, three years ahead of schedule.

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

                              CHASE INDUSTRIES INC.


            In fourth quarter 1999, the Company announced Phase III of Project 400, which is a $50 million multi-year investment for a second extrusion press and additional finishing equipment. When Phase III comes on line, which is expected to occur in second quarter 2002, CBCC's production capacity will increase by about one-third to more than 400 million pounds annually. The majority of the building construction and equipment foundations necessary to accommodate the finishing lines and extrusion press have been completed. Most of the new equipment has been delivered and is currently being installed. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities, cash on hand, and the revolving credit facility, as necessary.

Bank Credit Facility

            As of September 30, 2001, there were no amounts outstanding under the Company's $50 million revolving credit facility. Total availability under the revolving credit facility was $46.3 million as of September 30, 2001.

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

            In first quarter 2001, the Company settled certain matters with BP which are discussed in Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1. In conjunction with the BP settlement, the Company recorded a $4.8 million environmental reserve. The Company had remediation spending of $0.5 million for the nine months ended September 30, 2001. The environmental reserve totaled $8.3 million at September 30, 2001.

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

                              CHASE INDUSTRIES INC.


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

FORWARD-LOOKING STATEMENTS

            This document, including the discussion above under General Economic and Industry Conditions, contains forward-looking statements regarding the operations of the Company and the industries in which it operates. These statements are identified by the use of words such as "believe," "expects," "anticipates," "will," "should" and other words referring to events to occur in the future. Management uses estimates and assumptions in forming the basis for such forward-looking statements. Such estimates and assumptions, including forecasts regarding demand and pricing for the Company's products, are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated, as described in the forward-looking statements. These risks and uncertainties include the risk that the tragedies of September 11, 2001, and their aftermath may have an adverse effect on the economy and the end use markets for products manufactured from brass rod and exacerbate the other risks and uncertainties described herein. Actual results will be affected by general economic and industry conditions in the end-use markets for the Company's products as well as the impact of competitive products and pricing, including without limitation the impact of imports. Foreign economic activity and the relationship of the U. S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption and successfully implement its capacity expansion program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

            The Company has no financial instruments or agreements that require disclosure pursuant to this item.

                              CHASE INDUSTRIES INC.


                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

            Effective September 1, 2001, Martin V. Alonzo retired as President and Chief Executive Officer of the Company after serving in these positions since the Company's formation in 1990. Mr. Alonzo also retired from his position as Chairman of the Board, but remains on the Company's Board of Directors. Mr. Alonzo was succeeded as President and Chief Executive Officer by John H. Steadman, who has served as President and Chief Operation Officer of CBCC since January 2000.

            In third quarter 2001, Michael T. Segraves resigned as Chief Financial Officer of the Company to pursue other opportunities. He was succeeded by Todd A. Slater who has been with the Company since 1992, most recently as Controller.

            On September 17, 2001, Court Square Capital Limited converted all 6,150,118 shares of Nonvoting Common Stock of the Company held by it into 6,150,118 shares of common stock. After giving effect to the conversion, Court Square Capital Limited owns of record 7,289,945 shares of common stock.

            At the regularly scheduled meeting of the Board of Directors of the Company held on October 26, 2001, the Board of Directors increased the size of the Board from seven to eight members and appointed Mr. Steadman to the Board to fill the additional position.



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

     3.3 - By-Laws of the Company (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated January 4, 2001, filed with the Securities and Exchange Commission on January 4,
            2001).

                              CHASE INDUSTRIES INC.


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

        10.1 - Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between the Company and John H. Steadman.

        10.2 - Change of Control Agreement, dated as of September 25, 2001, by and between the Company and Todd A. Slater.

        10.3 - Schedule identifying additional documents substantially identical to the Change of Control Agreement included as Exhibit 10.2

        10.4 - Severance Pay Agreement, dated as of September 1, 2001, by and between the Company and John H. Steadman.

        10.5 - Severance Pay Agreement, dated as of September 25, 2001, by and between the Company and Todd A. Slater.

        10.6 - Schedule identifying additional documents substantially identical to the Severance Pay Agreement included as Exhibit 10.5.

        10.7 - Severance Agreement, dated as of September 26, 2001, by and between the Company and Michael T. Segraves.



(b) REPORTS ON FORM 8-K

         No Current Report on Form 8-K was filed by the Company during the third quarter of 2001.

                              CHASE INDUSTRIES INC.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                       CHASE INDUSTRIES INC.



Date:  November 9, 2001                By:   /s/ TODD A. SLATER
                                             -----------------------------------
                                             Todd A. Slater
                                             Vice President
                                             Chief Financial Officer
                                             (duly authorized officer and
                                             Principal Financial Officer)

                              CHASE INDUSTRIES INC.


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
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

 3.3 - By-Laws of the Company (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated January 4, 2001, filed with the Securities and Exchange Commission on January 4, 2001).

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

10.1 -    Amended and Restated Employment Agreement, dated as of September 1, 2001, by and between the Company and John H. Steadman.

                              CHASE INDUSTRIES INC.


10.2  -   Change of Control Agreement, dated as of September 25, 2001, by and between the Company and Todd A. Slater.

10.3  -   Schedule identifying additional documents substantially identical to the
          Change of Control Agreement included as Exhibit 10.2

10.4  -   Severance Pay Agreement, dated as of September 1, 2001, by and between the Company and John H. Steadman.

10.5  -   Severance Pay Agreement, dated as of September 25, 2001, by and between the Company and Todd A. Slater.

10.6  -   Schedule identifying additional documents substantially identical to the
          Severance Pay Agreement included as Exhibit 10.5.

10.7  -   Severance Agreement, dated as of September 26, 2001, by and between the
          Company and Michael T. Segraves.