Form 10-K
period 2001-12-31
CHASE INDUSTRIES INC
filed 2002-04-01
CIK 928950

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------

    Common Stock, par value $.01 per share                New York Stock Exchange

      Rights to Purchase Series A Junior                  New York Stock Exchange
                Participating
  Preferred Stock, par value $.01 per share

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

Aggregate market value of outstanding Common Stock held by
  non-affiliates of the Registrant, as of March 21, 2002....   $63,283,971
Number of shares of Common Stock outstanding as of March 21,
  2002......................................................    15,298,045
Number of shares of Nonvoting Common Stock outstanding as of
  March 21, 2002............................................             0

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CHASE INDUSTRIES INC.

                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
  Item 1.    Business....................................................     1
  Item 2.    Properties..................................................     5
  Item 3.    Legal Proceedings...........................................     6
  Item 4.    Submission of Matters to a Vote of Security Holders.........     7

PART II
  Item 5.    Market for Registrant's Common Equity and Related Matters...     8
  Item 6.    Selected Financial Data.....................................     9
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    10
  Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk........................................................    21
  Item 8.    Financial Statements and Supplementary Data.................    21
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    42

PART III
  Item 10.   Directors and Executive Officers of the Registrant..........    43
  Item 11.   Executive Compensation......................................    45
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    57
  Item 13.   Certain Relationships and Related Transactions..............    58

PART IV
  Item 14.   Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K....................................................    60

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Chase Industries Inc. (the "Company"), through its wholly-owned subsidiary Chase Brass & Copper Company, Inc. ("CBCC"), is a leading manufacturer of brass rod. The Company's principal executive offices are located at 14212 County Road M-50, Post Office Box 152, Montpelier, Ohio 43543, and its telephone number is
(419) 485-3193.

     CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States, Canada and Mexico. Free-machining and forging brass rod, which CBCC estimates represent approximately 85% and 10%, respectively, of annual brass rod shipments by U.S. mills, are the two primary types of brass rod used in the United States and Canada. CBCC is one of the largest manufacturers and suppliers in the United States and Canada of free-machining brass rod. CBCC's diverse customer base of more than 250 companies uses its "Blue Dot" trademark brass rod to produce a variety of products, such as faucets, plumbing fittings, heating and air conditioning components, industrial valves, automotive parts and numerous hardware components.

     CBCC traces its roots to a brass button-making business started in 1837 in Waterbury, Connecticut ("Old Chase"), which began brass rod operations in 1917. The Company was formed in 1990 by Martin V. Alonzo, who retired as the Company's Chairman, President and Chief Executive Officer in September 2001, and Citicorp Venture Capital Ltd. ("CVC") and certain affiliates of CVC for the purpose of acquiring the assets and operations of the brass rod division of Old Chase, then a subsidiary of BP America, Inc. (the "CBCC Acquisition"). The CBCC Acquisition was consummated August 24, 1990, at which time the Company began operations.

DISCONTINUED OPERATIONS

     On August 30, 1996, the Company acquired, through its wholly-owned subsidiary Leavitt Tube Company, Inc. ("Leavitt"), the assets and operations of the steel tube division ("Old Leavitt") of UNR Industries, Inc. ("UNR") (the "Leavitt Acquisition"). Upon consummation of the Leavitt Acquisition, Leavitt continued operations in the manufacture and sale of structural and mechanical steel tubing and structural pipe and is a leading producer and supplier in the United States. Structural steel tubing is used in farm equipment, non-residential construction and other commercial applications. Mechanical steel tubing is used in a broad range of consumer and commercial products, including furniture and fixtures, lawn-care products, storage racks, exercise equipment, bicycles and machine tools. Structural pipe is used for handrails, scaffolding and communications towers.

     The competitive environment in the welded steel tube industry became increasingly difficult as a result of the Asian crisis in June 1997 and its aftermath combined with new production capacity being introduced. Consequently, tubing shipments and margins came under severe pressure and Leavitt's returns on invested capital consistently fell short of expectations. In 1999 and 2000, with the help of outside consultants, the Company conducted an analysis of methods to increase profitability by restructuring Leavitt and reducing its costs. While cost reductions and improvements were implemented, the Company concluded that Leavitt could not achieve acceptable rates of return on invested capital for the foreseeable future. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago. The sale closed on March 30, 2001. The Company received $31.7 million in cash, before closing costs and fees of $1.9 million. In fourth quarter 2000, the Company recorded an estimated loss on the sale of Leavitt of $36.0 million, including income tax benefit of $11.3 million. In fourth quarter 2001, the Company recorded an additional $0.2 million loss on the sale of Leavitt, which resulted from the additional costs associated with certain post-closing liabilities maintained by the Company. The disposal of the assets and operations of Leavitt represented the disposal of a business segment. Consequently, the consolidated financial statements reflect Leavitt as a discontinued operation. For discontinued operations information see Note 13 of Notes to Consolidated Financial Statements included in Item 8.

PRODUCTS

     CBCC principally produces round and hexagonal shaped brass rod in sizes ranging from 5/16 inch to 4 inches in diameter, which are the primary shapes and sizes used by consumers of free-machining and forging brass rod. The main attributes of brass rod are its excellent corrosion resistance, the ease with which it can be machined or forged into a variety of shapes and its moderate strength. Free-machining brass rod is used to produce brass products, such as valves and fittings, by a machining process during which the brass rod is formed, drilled and cut. Forging brass is used to produce brass products by a process during which a heated slug cut from a rod is pressed in an impression die and then machined.

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

     In 1996, CBCC launched the "Project 400" capital expansion project. The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to more than 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters have increased productivity and improved quality. The total cost of the first phase of the project was approximately $12 million and was financed through a six-year operating lease.

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

     In fourth quarter 1999, the Company announced Phase III of Project 400, which is a $50 million multi-year investment for a second extrusion press and additional finishing equipment. This investment, in addition to those in the earlier initiative, as discussed above, comprises a $92 million expansion through Project 400. When Phase III comes on line, which is expected to occur in second quarter 2002, CBCC's production capacity will increase by about one-third to more than 400 million pounds annually. The new equipment has been installed, some is already in production and the remainder is at varying stages of commissioning. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities, cash on hand and the revolving credit facility, as necessary.

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

MARKETING AND DISTRIBUTION

     The Company markets its products through a direct sales force whose territory covers the United States, Canada and Mexico. Management believes that its experienced sales force provides an important link with its customers and increases the quality of its service. The Company distributes its products to a diverse customer base of over 250 companies in North America. The Company's customers include original equipment manufacturers, independent fabricators and distributors. CBCC's original equipment manufacturing customers primarily are in the construction and remodeling, industrial machinery and equipment, electrical and electronic, transportation and consumer durable goods industries. Independent fabricators produce products for sale to original equipment manufacturers, while distribution and service centers supply products to original equipment manufacturers and independent fabricators. The Company's products are distributed either by direct shipment from the manufacturing facilities or by shipment from CBCC's warehouse in Los Angeles. See "Item 2. Properties."

COMPETITION

     The industries in which the Company operates are highly competitive. Based on available industry data, the Company estimates that it supplied approximately one-third of the brass rod shipped by U. S. mills in 2001. In addition to CBCC, there currently are five U.S. companies operating a total of six U.S. brass rod mills, all of which produce both free-machining and forging brass rod. These competitors are Cerro Metal Products Company, Inc., Mueller Brass Co., Inc., Extruded Metals Inc., Chicago Extruded Metals Company and Ansonia Copper & Brass, Inc. Although the Company competes with other manufacturers, the Company is unable to determine the extent to which these competitors' product lines compete directly with the Company's products because the competitors also produce products that the Company does not produce.

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

CUSTOMERS

     During 2001, 2000 and 1999, no customer or any affiliated group of customers accounted for more than 10% of the Company's net sales, and the Company does not anticipate that any customer or affiliated group of customers will account for more than 10% of the Company's net sales in 2002. The Company does business with several companies owned by the Masco Corporation. As individual companies, none of these account for more than 10% of the total pounds shipped by CBCC in 2001. However, in aggregate, 18% of total pounds shipped by CBCC in 2001 were to Masco companies. Also, in aggregate, the Masco companies do not account for more than 10% of the Company's net sales, primarily due to the fact that most of these sales are made on a tolling basis, where the customer consigns brass scrap to CBCC and is only charged a fabrication price for processing the brass scrap into finished rod.

BACKLOG ORDERS

     As of March 21, 2002 and 2001, CBCC had backlog orders totaling $12.6 million and $12.8 million, respectively. The slight decrease from 2001 was the result of a 4% decrease in the brass metal price partially offset by an improvement in customer demand that has slowly built throughout first quarter 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- General Economic and Industry Conditions." The Company anticipates that all current backlog orders will be filled during 2002, but is unable to estimate the amount of backlog that will exist as of year end 2002.

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

EMPLOYEES

     At December 31, 2001, CBCC had approximately 300 full-time employees, of whom approximately 100 were salaried and approximately 200 were hourly. The Company believes that its relations with its employees are good and currently does not anticipate any work stoppages.

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

     For the above reasons, the Company cannot predict with certainty its aggregate future capital expenditures for pollution control. However, the Company currently estimates that it will incur capital expenditures for pollution control of approximately $2.5 million in 2002. Estimates of capital expenditures for pollution control purposes beyond 2002 are even more uncertain. However, assuming no significant manufacturing process changes and no significant changes in applicable laws or regulations, the Company currently anticipates that its capital expenditures for pollution control purposes during the period of 2003-2005 will aggregate approximately $1.5 million. These estimates are exclusive of expenditures associated with on-site remediation activities as more fully discussed below. The Company believes that expenditures for pollution control equipment will continue to be required in the future for continued compliance with applicable environmental laws and regulations.

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

     Preliminary studies conducted immediately prior to the CBCC Acquisition indicated that certain areas of the site upon which CBCC's manufacturing facility is located had been contaminated by certain volatile organic compounds ("VOCs") as well as total petroleum hydrocarbons and certain metals associated with historical operating practices. As described in Note 11 of Notes to Consolidated Financial Statements included in Item 8, under the terms of a Remediation Agreement entered into in 1990 in connection with the CBCC Acquisition between the Company and certain affiliates of BP America, Inc., as the owners of the brass rod division of Old Chase prior to the CBCC Acquisition (collectively, "BP"), BP was responsible for certain remediation activities attributable to contamination resulting from operations prior to the CBCC Acquisition. BP also is obligated under the Asset Purchase Agreement pursuant to which the Company acquired the assets and operations of CBCC from BP (the "CBCC Purchase Agreement") to indemnify the Company for certain liabilities arising out of certain environmental conditions that existed as of the CBCC Acquisition date.

     CBCC completed remediation activities for a portion of its site in 1998 and completed additional remedial actions for other portions of its site in fourth quarter 2000. CBCC also is in the process of developing a remediation plan for two additional areas of its site. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates that the costs for this project will be approximately $3 million, based upon capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase or decrease depending on the scale and operating period. As described in Note 11 of Notes to Consolidated Financial Statements included in Item 8, claims asserted by the Company against BP under the Remediation Agreement and the CBCC Purchase Agreement for, among other things, costs incurred and anticipated to be incurred by the Company for these environmental remediation activities were settled pursuant to a Settlement Agreement and Mutual Release entered into in February 2001. In conjunction with the BP settlement, the Company recorded an additional $4.8 million environmental reserve. The Company had remediation spending of $0.6 million for the twelve months ended December 31, 2001. The environmental reserve totaled $8.2 million at December 31, 2001.

     Based on currently available data, the Company believes that, upon completion of the remediation activities described above, CBCC will have substantially completed the remediation activities at its site that are necessary to address contamination of which CBCC currently is aware. However, until completion of these remedial and associated investigatory activities and approval from the Ohio EPA of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at CBCC's site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or require excavation of soil at the two areas for which CBCC currently is developing a remediation plan for in situ remediation, as a part of the settlement of the litigation with BP in first quarter 2001, BP has retained financial responsibility for such remediation activities.

     The Company expects to fund cleanup costs related to the remaining remediation activities at its manufacturing facility with cash on hand and borrowings under its existing revolving credit facility. Therefore, the Company does not believe that costs that may be incurred in connection with the investigation and cleanup associated with the environmental matters discussed above will have a material adverse effect on the Company's financial position, results of operations or liquidity. For additional information regarding the environmental matters referenced above, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters" and Note 11 of Notes to Consolidated Financial Statements included in
Item 8.

ITEM 2.  PROPERTIES

     The Company owns all of its facilities except as indicated below. The Company believes its plants are suitable for their purposes, are well maintained and are adequately insured.

     CBCC's manufacturing facility and the Company's executive and general offices are located on a 75-acre site owned by the Company in Montpelier, Ohio, near the Indiana and Michigan borders. CBCC's manufacturing facility in Montpelier consists of one plant of approximately 265,000 square feet. The plant was originally constructed in 1965 expressly for the purpose of producing free-machining brass rod and the Company believes that it is the most modern brass rod facility in the United States.

     CBCC also leases a warehouse in Los Angeles, California, that contains approximately 47,000 square feet of storage space. The Los Angeles warehouse lease expires in 2006. The Los Angeles warehouse lease contains a five-year renewal provision.

     CBCC manufactures substantially all of the brass rod it ships. CBCC's manufacturing facility has operated seven days a week, 24 hours a day, since 1981 (except for downtime relating to regular maintenance, capital improvements and minor mechanical failures). CBCC's "Project 400" capital expansion program is designed to further increase finished brass rod capacity by one-third to more than 400 million pounds annually. See "Item 1. Business -- Capital Investment and Continuing Productivity Improvement Programs."

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

     For additional information regarding the legal proceedings referenced above, see Note 11 of Notes to Consolidated Financial Statements included in
Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     As of March 21, 2002, the Company had outstanding 15,298,045 shares of Common Stock and no shares of Nonvoting Common Stock.

     The Company's Common Stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "CSI." The Common Stock began trading on the NYSE on November 4, 1994.

     The following table sets forth, for the periods shown, the high and low sales prices for the Common Stock as reported by the NYSE. No cash dividends were paid or declared during such periods.

                                                            2001             2000
                                                       --------------   --------------
                                                        HIGH     LOW     HIGH     LOW
                                                       ------   -----   ------   -----
First quarter........................................  $11.80   $9.80   $10.31   $7.75
Second quarter.......................................  $11.40   $8.90   $ 9.75   $8.25
Third quarter........................................  $ 9.80   $8.80   $10.81   $8.13
Fourth quarter.......................................  $ 9.29   $8.25   $10.50   $6.38

     As of March 21, 2002, the last reported sales price of the Company's Common Stock, as reported by the NYSE, was $11.16 per share, and the Common Stock was held of record by approximately 121 holders.

     The Company has not paid or declared any cash dividends on shares of its Common Stock. The Company has no current plans to pay cash dividends on its Common Stock and anticipates that future earnings will be retained to finance operations, expansion and acquisitions. The payment of future cash dividends will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future earnings prospects and other factors deemed relevant by the Company's Board of Directors.

     The Bank Credit Facility (as hereinafter defined) also contains certain restrictions on the Company's ability to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Bank Credit Facility."

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE
         DATA)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
  Net sales.............................  $231,892   $289,918   $272,920   $292,738   $337,158
  Cost of goods sold (exclusive of
     depreciation shown separately
     below).............................   199,568    244,476    225,724    247,705    288,876
  Lower of cost-or-market inventory
     writedowns.........................     1,840         --         --      3,174         --
                                          --------   --------   --------   --------   --------
     Gross profit.......................    30,484     45,442     47,196     41,859     48,282
  Selling, general and administrative
     expenses...........................     6,400      7,159     10,625      8,398      8,139
  Tender offer and other expenses.......     4,397        381         --         --         --
  Depreciation..........................     7,047      6,544      6,219      5,759      4,995
                                          --------   --------   --------   --------   --------
     Operating income...................    12,640     31,358     30,352     27,702     35,148
  Other non-operating expenses..........       385         --         --         --         --
  Interest (income) expense, net........      (343)     1,409      1,136      3,111      4,602
                                          --------   --------   --------   --------   --------
     Income before income taxes.........    12,598     29,949     29,216     24,591     30,546
  Provision for income taxes............     4,472     10,872     11,103      9,345     11,608
                                          --------   --------   --------   --------   --------
  Income from continuing operations.....     8,126     19,077     18,113     15,246     18,938
  Discontinued operations:
       Income (loss), net of taxes......        79        (10)       502        514      4,884
       Loss on disposal, net of taxes...      (193)   (36,000)        --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $  8,012   $(16,933)  $ 18,615   $ 15,760   $ 23,822
                                          ========   ========   ========   ========   ========
BASIC PER SHARE INFORMATION:*
  Average shares outstanding............    15,296     15,263     15,234     15,216     15,141
  Income from continuing operations.....  $   0.53   $   1.25   $   1.19   $   1.01   $   1.25
  Income from discontinued operations...        --         --       0.03       0.03       0.32
  Loss on disposal of discontinued
     operations.........................     (0.01)     (2.36)        --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $   0.52   $  (1.11)  $   1.22   $   1.04   $   1.57
                                          ========   ========   ========   ========   ========
DILUTED PER SHARE INFORMATION:*
  Average shares outstanding............    15,467     15,377     15,336     15,561     15,483
  Income from continuing operations.....  $   0.53   $   1.24   $   1.18   $   0.98   $   1.22
  Income from discontinued operations...        --         --       0.03       0.03       0.32
  Loss on disposal of discontinued
     operations.........................     (0.01)     (2.34)        --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $   0.52   $  (1.10)  $   1.21   $   1.01   $   1.54
                                          ========   ========   ========   ========   ========
BALANCE SHEET DATA (AT YEAR END):
  Working capital.......................  $ 37,550   $ 21,988   $ 18,353   $ 29,741   $ 23,687
  Total assets..........................   174,288    197,203    214,771    182,250    192,554
  Total debt............................        --     20,000     27,000     27,000     47,578
  Stockholders' equity..................   124,386    117,494    134,046    115,420     98,713
OTHER DATA:
  Operating cash flow...................  $ 23,303   $ 21,547   $ 31,009   $ 37,423   $ 14,637
  Capital expenditures..................    39,032     20,066     31,078     11,516     11,611

---------------

* Adjusted for the three-for-two stock split effective June 6, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Sale of Leavitt Tube

     In fourth quarter 2000, the Company decided to divest Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago. The sale closed on March 30, 2001. The Company received $31.7 million in cash, before closing costs and fees of $1.9 million. In fourth quarter 2000, the Company recorded an estimated loss on the sale of Leavitt of $36.0 million, including income tax benefit of $11.3 million. In fourth quarter 2001, the Company recorded an additional $0.2 million, net of taxes, loss on the sale of Leavitt, which resulted from the additional costs associated with certain post-closing liabilities maintained by the Company. The disposal of the assets and operations of Leavitt represented the disposal of a business segment. Consequently, the consolidated financial statements reflect Leavitt as a discontinued operation.

  Operations

     The Company has a brass products segment operated by CBCC and prior to March 30, 2001, had a steel products segment operated by Leavitt. CBCC is an ISO 9002 certified manufacturer and supplier of free-machining and forging brass rod in the United States, Canada and Mexico. The assets and operations of Leavitt were disposed of on March 30, 2001 and are classified as a discontinued operation for all periods presented.

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

     CBCC obtains approximately 75% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") has been eight cents per pound higher than the price that brass scrap is purchased from customers (the "Metal Buying Price") since September 1999. CBCC also purchases approximately 25% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has been readily available. Although the supply of brass scrap has resulted in continued favorable free-market scrap prices through December 2001, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

  General Economic and Industry Conditions

     The demand for the Company's products generally is dependent upon business conditions in the industries which use products made from brass rod. Manufacturers of products used in building and construction and manufacturers of industrial machinery and equipment are the primary users of brass rod. Therefore, the Company's operating results during any given period depend significantly on business conditions in these industries. These industries, in turn, are sensitive to fluctuations in overall economic activity, movement in interest rates and availability of short-and long-term financing. The Company's operating results also depend on its manufacturing capacity, as well as industry production levels and other market factors.

     Beginning in third quarter 2000, the brass rod industry experienced a recession with six consecutive quarters of decline. During 2001, total apparent consumption of brass rod declined by 24% to approximately 862 million pounds, which included industry shipments of 800 million pounds plus 62 million pounds of net imports. Industry shipments decreased from 2000 by approximately 183 million pounds, or 19%, while net imports decreased by 87 million pounds, or 58%. The downturn reached its low point in second quarter 2001 with industry shipments down 22% compared with second quarter 2000, which followed a decline in industry shipments of 19% in first quarter 2001 compared with the prior year. The decline in industry shipments was 17% in the second half 2001 compared with second half 2000. Net imports also declined as the domestic brass mills recaptured a portion of total apparent consumption. Net imports represented only 7% of total apparent consumption in 2001 as compared to 13% in 2000. With the overall economy in a recession in 2001 and the manufacturing sector of the economy experiencing over one year of declines and dramatic inventory liquidations throughout the supply chain, customers in all end-use market categories saw softening in 2001. While the total apparent consumption weakened by 24% during 2001, CBCC's shipments only declined by 11% during 2001.

     2002 Outlook. Based on the anticipated overall economic recovery, strong housing and remodeling activity, and inventory reductions in 2001 throughout the supply-chain, the Company is forecasting a 10% increase in total apparent consumption of brass rod for 2002. The Company expects that net imports will continue at levels similar to 2001, as domestic brass producers should have adequate capacity to meet the anticipated 2002 customer demand. The Company is anticipating a mild recovery in brass rod shipments during first quarter 2002 with demand continuing to build as the economy improves and the year progresses. However, the Company sees continued pressure on gross margins in 2002, which would dampen the impact of increased shipments on earnings. To the extent the end use markets for the products manufactured from brass rod remain depressed or experience further weakening, or consumer confidence is weakened by further terrorist activities and military and other responses to terrorist activity, the Company expects that demand for its brass rod and unit margins will be adversely affected.

     Forecasts of future industry consumption, future levels of imports and future shipments by the Company are forward-looking and are subject to risks and uncertainties, including without limitation those identified below, which could cause actual results to differ materially from historical results or those anticipated. There can be no assurance that the Company's projection of apparent consumption will occur. The general economic and industry conditions discussed above will affect actual results and developments in those areas. Foreign economic activity and the relationship of the U.S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod. The Company's 2002 shipments also will be affected by its ability to maintain manufacturing operations without significant interruption and successfully implement its capacity expansion program.

  Inventories

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such amounts are considered cost for subsequent years. In October 2001, Chase reduced brass metal prices to the lowest levels in 14 years. This decrease resulted in a lower of cost-or-market inventory writedown of $1.8 million in fourth quarter 2001. If the first-in, first-out
(FIFO) method for determining cost had been used, inventories would have been approximately $1.0 million lower at December 31, 2001 and $0.4 million higher at December 31, 2000.

     The Company experienced an inventory reduction in 2001, which resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years. The effect of this non-cash inventory reduction decreased operating income by $562,000 in 2001. There were no LIFO liquidations in 2000 or 1999.

RESULTS OF OPERATIONS (UNAUDITED; IN MILLIONS)

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------   --------   ------
Net sales................................................  $231.9   $  289.9   $272.9
Cost of goods sold.......................................   199.6      244.5    225.7
Lower of cost-or-market inventory writedown..............     1.8         --       --
                                                           ------   --------   ------
  Gross profit...........................................    30.5       45.4     47.2
Selling, general and administrative expenses.............     6.4        7.1     10.7
Tender offer and other expenses..........................     4.4        0.4       --
Depreciation.............................................     7.1        6.5      6.2
                                                           ------   --------   ------
  Operating income.......................................    12.6       31.4     30.3
Other non-operating expenses.............................     0.4         --       --
Interest (income) expense, net...........................    (0.4)       1.4      1.1
                                                           ------   --------   ------
  Income before income taxes.............................    12.6       30.0     29.2
Provision for income taxes...............................     4.5       10.9     11.1
                                                           ------   --------   ------
  Income from continuing operations......................     8.1       19.1     18.1
Discontinued operations:
  Income from discontinued operation, net of tax.........     0.1         --      0.5
  Loss on disposal, net of tax...........................    (0.2)     (36.0)      --
                                                           ------   --------   ------
Net income (loss)........................................  $  8.0   $  (16.9)  $ 18.6
                                                           ======   ========   ======

  2001 Compared with 2000

     Net sales decreased $58.0 million, or 20.0%, to $231.9 million in 2001. Net sales decreased mainly as a result of an 11% decrease in brass rod shipments and a 10% decrease in the brass rod Metal Selling Price. As previously discussed above under "General Economic and Industry Conditions," the brass rod industry has experienced a recession with six consecutive quarters of shipment declines. However, CBCC's shipments only declined by 11% while the industry shipments were off 19%. Also, net imports declined by 58%. Customers across all market sectors experienced softening.

     Gross profit decreased $14.9 million, or 32.8%, to $30.5 million in 2001. Lower brass rod shipments and lower unit profit margins adversely affected gross profit. Fabrication prices decreased due to competitive pressures in the market. Also, gross profit decreased in 2001 due to the $1.8 million lower of cost-or-market inventory writedown caused by declining brass metal prices. In response to lower profitability, the Company implemented cost controls in 2001, including the significant curtailment of overtime and discretionary spending, which resulted in a decrease of 6% in manufacturing costs. These cost reductions were achieved despite contractual labor rate increases and higher utility rates and medical costs.

     Selling, general and administrative ("SG&A") expenses decreased by $0.7 million, or 9.9%, to $6.4 million in 2001. The decrease was due to spending controls and cost reductions, which included reduced professional and consulting expenses, lower management incentives and decreased franchise taxes. Also, legal fees were lower in 2001 due to the settlement, in February 2001, of the litigation with BP.

     Tender offer and other expenses aggregating $4.4 million and $0.4 million in 2001 and 2000, respectively, were attributable to costs associated with incremental consulting and legal expenses resulting from activities related to an unsolicited tender offer, which expired on January 31, 2001, and an executive severance package.

     Depreciation expense increased by $0.6 million, or 9.2%, to $7.1 million, due to depreciation on the new brass foundry capitalized in 2000 and the initial depreciation on the Phase III buildings and infrastructure.

     As a result of the above factors, operating income from continuing operations decreased $18.8 million, or 59.9%, to $12.6 million in 2001.

     Other non-operating expenses of $0.4 million consisted of the Company's write-off of its investment in MetalSpectrum LLC, a consortium of major metals-related companies that provided business-to-business internet services. MetalSpectrum ceased operations in June due to low demand for its services and economic conditions.

     Interest income of $0.4 million in 2001 compares with interest expense of $1.4 million in 2000. This $1.8 million difference primarily resulted from the elimination of $20 million of debt in conjunction with the settlement of the litigation with BP and the sale of Leavitt in first quarter 2001.

     As a result of the above factors, income before income taxes decreased $17.4 million, or 58.0%, to $12.6 million in 2001 from $30.0 million in 2000.

     Income tax expense decreased $6.4 million, or 58.7%, to $4.5 million as a result of the decrease of $17.4 million, or 58.0%, in income before income taxes and a reduction in the effective tax rate from 36.3% in 2000 to 35.5% in 2001. The effective tax rate was lower in 2001 due to the state tax consequences resulting from the sale of Leavitt and other state tax planning initiatives including tax incentives related to CBCC's Project 400 capital investment.

     Based on the preceding explanations, income from continuing operations decreased by $11.0 million, or 57.6%, to $8.1 million in 2001, from $19.1 million in 2000. Excluding the impact, net of taxes, of the lower of cost-or-market inventory writedown, the unsolicited tender offer expenses and the write-off of the Company's investment in MetalSpectrum, income from continuing operations was $12.4 million, a decrease of $6.9 million, or 35.8%, from $19.3 million in 2000.

     Income from discontinued operations, net of taxes, of $0.1 million, prior to the sale of Leavitt on March 30, 2001, compares to basically break-even in 2000.

     Loss on disposal of discontinued operations, net of taxes, was $0.2 million in 2001 as compared to $36.0 million in 2000. The additional loss recorded in 2001 was the result of additional costs associated with certain post-closing liabilities maintained by the Company. The sale of Leavitt was previously discussed above under "General -- Sale of Leavitt Tube."

     As a result of the above factors, net income for 2001 was $8.0 million, or $0.52 per diluted share, compared with a net loss for 2000 of $16.9 million, or $1.10 per diluted share.

  2000 Compared With 1999

     Net sales increased $17.0 million, or 6.2%, to $289.9 million in 2000. Net sales increased mainly as a result of a 9% increase in the brass rod Metal Selling Price. Partially offsetting this increase was a 1% decline in brass rod shipment pounds. The shipment gains earlier in 2000 were offset by a fourth quarter decline. In the fourth quarter 2000, an economic slowdown adversely impacted incoming order rates from customers across all market segments.

     Gross profit decreased $1.8 million, or 3.8%, to $45.4 million in 2000 due to slightly lower unit profit margins and lower brass rod shipments. Increased costs for electricity, natural gas and fuel were partially offset by improved profitability of brass purchased on the free-market.

     SG&A expenses decreased $3.2 million, or 29.9%, to $7.5 million for 2000. The decrease was due to reduced professional and consulting expenses, lower management incentives and decreased franchise taxes, partially offset by higher legal fees in 2000, which were due mainly to the BP litigation.

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

     As a result of the above factors, income from continuing operations increased by $1.0 million, or 5.5%, to $19.1 million, or $1.24 per diluted share, in 2000 from $18.1 million, or $1.18 per diluted share, in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

  General

     Cash and cash equivalents totaled $18.2 million, increasing from $4.0 million at year end 2000. At December 31, 2001, the Company had no debt, a $20 million decrease from December 31, 2000.

     The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the revolving credit facility.

  Working Capital

     At December 31, 2001, working capital was $37.6 million, increasing from $22.0 million at December 31, 2000. Working capital at December 31, 2000, included a $21.6 million receivable from BP and the BP Note payable of $20.0 million and interest accrued on the BP Note aggregating $8.3 million. These amounts were settled in February 2001 with a CBCC payment of $2 million to BP. See further discussion of the BP settlement at Note 11 of Notes to Consolidated Financial Statements included in Item 8. Working capital at December 31, 2001, was $37.6 million, a $8.9 million, or 31.0%, increase from $28.7 million at December 31, 2000, excluding the BP related amounts. Increases in cash and cash equivalents of $14.2 million and deferred income taxes and income taxes receivable totaling $4.1 million and decreases in accounts payable of $3.6 million and accrued liabilities of $0.9 million were partially offset by decreases in accounts receivable of $2.2 million and inventory of $11.6 million.

     Accounts receivable decreased from the prior year due to a 19% reduction in net sales in fourth quarter 2001 compared with 2000. Offsetting this reduction was an increase in the Company's accounts receivable days outstanding from the prior year, partially due to certain customers electing not to take advantage of prompt payment discounts in 2001 coupled with the slowing of the economy. The decrease in inventory was due to management's efforts to reduce finished goods and to match inventory levels with current reduced shipment rates. Also, inventory decreased from the prior year due to the lower of cost-or-market inventory writedown caused by declining metal prices. The increase in deferred taxes and income tax receivable was primarily attributable to the $2.8 million income tax refund that was the result of a net operating loss arising from the divestiture of Leavitt, which is expected to be carried back to 1999. The decrease in accounts payable primarily was due to reduced metal purchases resulting from lower production requirements and the inventory reductions discussed above. Partially offsetting the decrease in accounts payable and accrued liabilities was an increase in accrued capital expenditures due to Phase III nearing completion in fourth quarter 2001.

     The Company's current ratio follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Current ratio...............................................  2.32    1.36
Current ratio excluding cash................................  1.68    1.29

  Cash Flow Provided by Operating Activities

     In 2001 net cash provided by operating activities was $23.3 million compared to $21.5 million in 2000. The primary sources of cash from operating activities in 2001 were income from continuing operations of $8.1 million, depreciation of $7.0 million, a deferred tax expense of $7.2 million and a reduction in assets and liabilities, excluding cash, debt and deferred taxes of $2.0 million. The change in working capital for 2001 was explained above in "Working Capital." These were partially offset by the settlement of the litigation with BP for $2.0 million. Cash provided by continuing operations of $24.8 million was partially offset by cash used in discontinued operations of $1.5 million.

     In 2000, net cash provided by operating activities was $21.5 million compared to $31.0 million in 1999. The primary sources of cash from operating activities in 2000 were income from continuing operations of $19.1 million, depreciation of $6.5 million, and a deferred tax expense of $6.9 million partially offset by an increase in assets and liabilities, excluding cash, debt and deferred taxes of $14.6 million. An increase in inventory of $10.6 million and a decrease in current liabilities of $3.4 million were partially offset by a decrease in prepaid expenses of $3.2 million. In addition to cash provided by continuing operations of $17.9 million, cash provided by discontinued operations totaled $3.6 million.

     At December 31, 2000, working capital was $22.0 million, a $3.6 million, or 19.6%, increase from $18.4 million at December 31, 1999. Working capital at December 31, 2000, included a $21.6 million receivable from BP and the BP Note payable of $20.0 million and interest accrued on the BP Note aggregating $8.3 million. These amounts were long-term assets and liabilities at December 31, 1999, and were settled in February 2001 with a CBCC payment of $2.0 million to BP. See further discussion of the BP settlement at Note 11 of Notes to Consolidated Financial Statements included in
Item 8. Excluding the BP related amounts, working capital at December 31, 2000, was $28.7 million, a $10.3 million increase from 1999. Decreases in cash and cash equivalents of $5.1 million and prepaid expenses of $3.2 million were offset by an increase in inventory of $10.6 million and a decrease in current liabilities of $3.4 million. The increase in inventory was partially due to an increase in brass rod accumulated in advance of maintenance outages in fourth quarter 2000, which was not needed as shipments slowed in fourth quarter 2000. Additionally, inventory increased due to the timing of brass scrap purchases. The decrease in current liabilities was the result of the timing of metal purchases and payment of accrued environmental costs.

     In 1999, net cash provided by operating activities was $31.0 million compared to $37.4 million in 1998. The primary sources of cash from operating activities in 1999 were income from continuing operations of $18.1 million, depreciation of $6.2 million, a deferred tax expense of $1.1 million and a reduction in assets and liabilities, excluding cash, debt and deferred taxes of $2.2 million. In addition to cash provided by continuing operations of $27.6 million, cash provided by discontinued operations totaled $3.4 million.

     At December 31, 1999, working capital was $18.4 million which decreased $11.3 million from $29.7 million at December 31, 1998. A decrease in inventory of $5.1 million, and an increase in accounts payable and accrued liabilities of $11.5 million were partially offset by an increase in accounts receivable of $2.1 million and an increase in prepaid expenses of $3.8 million. The decline in inventory was due to timing of metal receipts and management's efforts to reduce inventory levels. The increase in accounts payable and accrued liabilities was mainly due to the timing of metal purchases, increased capital expenditures payable due to the status of the foundry project in 1999 compared to the billet heater project in 1998, and the accrued environmental costs of $6.6 million at December 31, 1999. Accounts receivable increased primarily due to an increase in net sales in December 1999 compared to December 1998.

  Cash Flow (Used in) Investing Activities

     The proceeds from the sale of Leavitt provided cash flow from investing activities of $31.7 million, before closing costs and fees of $1.9 million. Capital expenditures were $39.0 million, $20.1 million and $31.1 million in 2001, 2000 and 1999, respectively. Capital expenditures included equipment and construction costs for a second extrusion press and additional finishing lines in 2001; final installation and equipment costs for the new foundry and initial capital equipment and construction costs of Phase III of Project 400 in 2000; and equipment and construction costs for the new CBCC foundry in 1999.

  Cash Flow Provided by (Used in) Financing Activities

     Cash provided by financing activities of $0.1 million during 2001 resulted from stock option exercises. During 2000, the Company prepaid the remaining $7.0 million on the Term Loan (as hereinafter defined). The Term Loan was paid off in June 2000, three years ahead of schedule. In addition, the Company received $0.4 million upon the exercise of stock options. Cash provided by financing activities during 1999 resulted from stock option exercises.

  Capital Resources

     In 1996, CBCC launched a capital project referred to as "Project 400." The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to more than 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters have increased productivity and improved quality. The total cost of the first phase of the project was approximately $12 million and was financed through a six-year operating lease.

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

     In fourth quarter 1999, the Company announced Phase III of Project 400, which is a $50 million multi-year investment for a second extrusion press and additional finishing equipment. When Phase III comes on line, which is expected to occur in second quarter 2002, CBCC's production capacity will increase by about one-third to more than 400 million pounds annually. The new equipment has been installed, some is already in production, and the remainder is at varying stages of commissioning. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities, cash on hand, and the revolving credit facility, as necessary.

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

     Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the PNC Bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. There were no borrowings outstanding on the Bank Credit Facility at December 31, 2001 and 2000.

     The Bank Credit Facility contains certain covenants that, among other things, limit the Company's ability to incur additional debt or pay dividends. The covenants also require the Company to maintain a minimum interest coverage ratio and level of net worth and restrict the Company from exceeding a maximum ratio of debt to cash flow from operations. The Bank Credit Facility also requires the Company to maintain CBCC as a wholly-owned subsidiary.

     As of December 31, 2001, no amount was outstanding under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $47.1 million as of December 31, 2001.

  Average Revolving Credit Facility Borrowings

     There was no outstanding balance under the Revolving Credit Facility during 2001. The average outstanding balance under the Revolving Credit Facility in 2000 was $0.7 million. As of March 21, 2002, the Company had available $47.6 million under the Revolving Credit Facility. For a discussion of long-term borrowings under the Bank Credit Facility, see Note 5 of Notes to Consolidated Financial Statements.

CONTINGENCIES -- ENVIRONMENTAL MATTERS

     As discussed in "Item 1. Business -- Environmental Regulation" and Note 11 of Notes to Consolidated Financial Statements included in Item 8, CBCC is subject to certain contingent liabilities relating to environmental conditions at its manufacturing facility.

     CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site contaminated with certain VOCs. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates that the costs for this project will be approximately $3 million, based upon capital and operating costs for a period of five years. A reserve for this amount previously has been established. However, subject to pilot testing and operating experience, costs may increase or decrease depending on the scale and operating period.

     In first quarter 2001, the Company settled certain matters with BP which are discussed in Note 11 of Notes to Consolidated Financial Statements included in Item 8. In conjunction with the BP settlement, the Company recorded a $4.8 million environmental reserve. The Company had remediation spending of $0.6 million during 2001. The environmental reserve totaled $8.2 million at December 31, 2001.

     Based on currently available data, the Company believes that, upon completion of the remediation activities described above, CBCC will have substantially completed the remediation activities at its site that are necessary to address contamination of which CBCC currently is aware. However, until completion of these remedial and associated investigatory activities and receipt of approval from the Ohio EPA of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at CBCC's site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or require excavation of soil at the two areas for which CBCC currently is developing a remediation plan for in situ remediation, as a part of the settlement of the litigation with BP in first quarter 2001, BP has retained financial responsibility for such remediation activities.

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

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the preparation of these financial statements, management has made estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. As the application of these accounting polices involves the exercise of judgment and use of assumptions as to future uncertainties and, as a consequence, actual results could differ from these estimates. The following represents the Company's critical accounting policies in which significant judgment and the use of assumptions have been made, see

Note 1 of the Notes to Consolidated Financial Statements included in Item 8 for additional accounting policies:

  Allowance for doubtful accounts and claims

     The Company's allowance for doubtful accounts and claims of $916,000 and $990,000, at December 31, 2001 and 2000, respectively, represents an estimate of the amount of trade receivables at each year end that may become uncollectible. Management specifically analyzes individual customers' credit-worthiness and the Company's credit exposure, current economic trends, changes in customer payment terms, aging of accounts receivables, and historical bad debts when evaluating the adequacy of the allowance for doubtful accounts and claims. If unforeseen adverse circumstances occurred, such as a large customer unable to meet its financial commitment to the Company, the allowance for doubtful accounts and claims could be inadequate. Over the last three years, the Company has written off accounts receivable totaling $159,000.

  Inventory valuation

     Inventories are stated at lower of cost-or-market with cost being determined on the last-in, first-out (LIFO) basis. As demonstrated in 2001, the price of brass fluctuates with brass metal prices hitting a 14-year low. As a result, the Company recorded a $1.8 million lower of cost-or-market inventory writedown. If the market value for brass rod were one cent per pound lower at December 31, 2001, then inventory writedown would have been approximately $250,000 greater. The Company's inventory obsolescence cost is nominal due to the nature of its products. If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $1.0 million lower at December 31, 2001 and $0.4 higher at December 31, 2000.

  Deferred Taxes

     Deferred tax assets and liabilities are recognized on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company has a $4.3 million valuation allowance as of December 31, 2001, due to the uncertainties related to the Company's ability to utilize the capital loss carryforward from the disposal of Leavitt before it expires in 2006. If the Company should determine that it would be able to utilize the capital loss carryforward in the future, an adjustment to deferred tax assets would increase income in the period such determination was made.

  Retirement Plans

     The determination of the Company's obligation and expense for its defined benefit retirement plans are dependent on the Company's selection of certain assumptions used by the actuary in calculating such amounts. Those assumptions are described in Note 6 of the Notes to Consolidated Financial Statements included in Item 8, and include among others, the discount rate and expected long-term rate of return on plan assets. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate such amounts. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the Company's assumptions are accumulated and amortized over future periods and therefore, generally affect expense and recorded obligations in future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in the Company's assumptions may materially affect pension obligations and future expense.

  Environmental Liability

     The Company is subject to certain contingent liabilities with respect to CBCC's facility. CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site that are contaminated with certain VOCs. Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project to approximate $3 million, based upon capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase or decrease depending on the scale and operating period. Liabilities related to environmental matters are further discussed in Note 11 of Notes to Consolidated Financial Statements included in
Item 8.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The timing of contractual obligations and commercial commitments of the Company, at December 31, 2001, related to operating leases, purchases of capital equipment and stand-by letters of credit, is as follows (in thousands):

                                                  2002     2003    2004   2005   2006
                                                 ------   ------   ----   ----   ----
Operating leases:
  Six-year operating lease*....................  $1,053   $1,027   $ 42   $ --   $ --
  Other........................................     264      230    224    224    112
Purchases of capital equipment.................   9,300
Stand-by letters of credit.....................   2,852

---------------

* In March 2002, the Company purchased all of the equipment subject to the six-year operating lease for $10.4 million. For additional discussion regarding the six-year operating lease see Note 10 of the Notes to Consolidated Financial Statements included in Item 8.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CHASE INDUSTRIES INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                               -----
Consolidated Financial Statements:

  Report of Independent Accountants.........................      22

  Consolidated Balance Sheet as of December 31, 2001 and
     2000...................................................      23

  Consolidated Statement of Income for the Years Ended
     December 31, 2001, 2000 and 1999.......................      24

  Consolidated Statement of Changes in Stockholders' Equity
     for the Years Ended December 31, 2001, 2000 and 1999...      25

  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999.......................      26

  Notes to Consolidated Financial Statements................   27-42

Financial Statement Schedule:

  Valuation and Qualifying Accounts.........................      64

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chase Industries Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chase Industries Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 13, 2002

                             CHASE INDUSTRIES INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 18,206   $  3,993
  Receivables, net of allowance for doubtful accounts and
     claims of $916 and $990 in 2001 and 2000,
     respectively...........................................    22,044     24,214
  Inventories...............................................    17,491     29,072
  Prepaid expenses..........................................       880      1,253
  Deferred income taxes.....................................     4,524      3,251
  Other assets..............................................     2,831     21,600
                                                              --------   --------
          Total current assets..............................    65,976     83,383
Net assets of discontinued operations.......................        --     38,161
Property, plant and equipment, net..........................   107,644     75,659
Pension intangible asset....................................       668         --
                                                              --------   --------
          Total assets......................................  $174,288   $197,203
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 19,755   $ 23,447
  Accrued compensation and benefits.........................     3,907      4,170
  Accrued income taxes......................................     2,638      2,692
  Other accrued liabilities.................................     2,126      2,741
  Current portion of long-term debt.........................        --     20,000
  Interest payable -- Seller's note.........................        --      8,345
                                                              --------   --------
          Total current liabilities.........................    28,426     61,395
Environmental and other related liabilities.................     8,230      3,960
Deferred income taxes.......................................    10,693     14,354
Other liabilities...........................................     2,553         --
                                                              --------   --------
          Total liabilities.................................    49,902     79,709
                                                              --------   --------
Commitments and contingencies...............................        --         --
                                                              --------   --------
Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares
     authorized; 15,297,745 and 9,135,802 shares issued and
     outstanding in 2001 and 2000, respectively.............       153         92
  Nonvoting common stock, $.01 par value, 12,300,000 shares
     authorized; 0 and 6,150,118 shares issued and
     outstanding in 2001 and 2000, respectively.............        --         61
  Additional paid-in capital................................    31,980     31,884
  Retained earnings.........................................    93,469     85,457
  Accumulated other comprehensive loss......................    (1,216)        --
                                                              --------   --------
          Total stockholders' equity........................   124,386    117,494
                                                              --------   --------
          Total liabilities and stockholders' equity........  $174,288   $197,203
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net sales...................................................  $231,892   $289,918   $272,920
Cost of goods sold (exclusive of depreciation shown
  separately below).........................................   199,568    244,476    225,724
Lower of cost-or-market inventory writedown.................     1,840         --         --
                                                              --------   --------   --------
  Gross profit..............................................    30,484     45,442     47,196
Selling, general and administrative expenses................     6,400      7,159     10,625
Tender offer and other expenses.............................     4,397        381         --
Depreciation................................................     7,047      6,544      6,219
                                                              --------   --------   --------
  Operating income..........................................    12,640     31,358     30,352
Other non-operating expenses................................       385         --         --
Interest (income) expense, net..............................      (343)     1,409      1,136
                                                              --------   --------   --------
  Income before income taxes................................    12,598     29,949     29,216
Provision for income taxes..................................     4,472     10,872     11,103
                                                              --------   --------   --------
Income from continuing operations...........................     8,126     19,077     18,113
Discontinued operations (Note 13):
  Income (loss), net of income taxes........................        79        (10)       502
  Loss on disposal, net of income taxes.....................      (193)   (36,000)        --
                                                              --------   --------   --------
          Net income (loss).................................  $  8,012   $(16,933)  $ 18,615
                                                              ========   ========   ========
Earnings per share -- Basic:
  Income from continuing operations.........................  $   0.53   $   1.25   $   1.19
  Income from discontinued operations.......................        --         --       0.03
  Loss on disposal of discontinued operations...............     (0.01)     (2.36)        --
                                                              --------   --------   --------
          Net income (loss).................................  $   0.52   $  (1.11)  $   1.22
                                                              ========   ========   ========
Earnings per share -- Diluted:
  Income from continuing operations.........................  $   0.53   $   1.24   $   1.18
  Income from discontinued operations.......................        --         --       0.03
  Loss on disposal of discontinued operations...............     (0.01)     (2.34)        --
                                                              --------   --------   --------
          Net income (loss).................................  $   0.52   $  (1.10)  $   1.21
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              ADDITIONAL
                                     COMMON    PAID-IN     RETAINED   ACCUMULATED OTHER
                                     STOCK     CAPITAL     EARNINGS   COMPREHENSIVE LOSS    TOTAL
                                     ------   ----------   --------   ------------------   --------
Balances, January 1, 1999..........   $152     $31,493     $ 83,775        $    --         $115,420
  Net income.......................     --          --       18,615             --           18,615
  Exercised stock options..........     --          11           --             --               11
                                      ----     -------     --------        -------         --------
Balances, December 31, 1999........   $152     $31,504     $102,390        $    --         $134,046
  Net loss.........................     --          --      (16,933)            --          (16,933)
  Exercised stock options..........      1         380           --             --              381
                                      ----     -------     --------        -------         --------
Balances, December 31, 2000........   $153     $31,884     $ 85,457        $    --         $117,494
  Net income.......................     --          --        8,012             --            8,012
  Other comprehensive loss:
     Pension adjustment, net of tax
       benefit of $669.............     --          --           --         (1,216)          (1,216)
  Exercised stock options..........     --          96           --             --               96
                                      ----     -------     --------        -------         --------
Balances, December 31, 2001........   $153     $31,980     $ 93,469        $(1,216)        $124,386
                                      ====     =======     ========        =======         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             CHASE INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Operating activities:
  Income from continuing operations.........................  $  8,126   $ 19,077   $ 18,113
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation...........................................     7,047      6,544      6,219
     Deferred income tax expense............................     7,228      6,887      1,078
     Lower of cost-or-market inventory writedown............     1,840         --         --
     LIFO liquidation expense...............................       562         --         --
     BP Settlement..........................................    (2,000)        --         --
     Changes in assets and liabilities:
       Decrease (increase) in receivables...................     2,170        (18)    (2,083)
       Decrease (increase) in inventories...................     9,179    (10,649)     5,144
       Decrease (increase) in prepaid expenses..............       373      3,181     (3,792)
       (Increase) in other assets...........................    (2,831)    (3,718)    (8,627)
       (Decrease) increase in accounts payable..............    (3,992)      (732)     4,415
       (Decrease) increase in accrued liabilities...........    (2,884)    (2,686)     7,096
                                                              --------   --------   --------
       Net cash provided by operating activities of
          continuing operations.............................    24,818     17,886     27,563
                                                              --------   --------   --------
  Discontinued operations:
     Loss on disposal of discontinued operations............      (193)   (36,000)        --
     Non-cash items from discontinued operations............       193     36,000         --
     Cash (used in) provided by discontinued operations.....    (1,515)     3,661      3,446
                                                              --------   --------   --------
       Net cash (used in) provided by discontinued
          operations........................................    (1,515)     3,661      3,446
                                                              --------   --------   --------
          Net cash provided by operating activities.........    23,303     21,547     31,009
                                                              --------   --------   --------
Investing activities:
  Proceeds from sale of subsidiary..........................    29,846         --         --
  Expenditures for property, plant and equipment............   (39,032)   (20,066)   (31,078)
                                                              --------   --------   --------
          Net cash (used in) investing activities...........    (9,186)   (20,066)   (31,078)
                                                              --------   --------   --------
Financing activities:
  Principal payments on bank term loan......................        --     (7,000)        --
  Other, net................................................        96        381         11
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................        96     (6,619)        11
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    14,213     (5,138)       (58)
Cash and cash equivalents, beginning of year................     3,993      9,131      9,189
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 18,206   $  3,993   $  9,131
                                                              ========   ========   ========
Supplemental disclosures:
  Interest paid.............................................  $    269   $    475   $    647
                                                              ========   ========   ========
  Income taxes paid.........................................  $    162   $    519   $ 11,703
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

                             CHASE INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation and Organization

     The consolidated balance sheet as of December 31, 2001 and 2000, and the consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation. All significant intercompany transactions have been eliminated in consolidation. The Company, through its wholly-owned subsidiary CBCC, is a leading manufacturer of brass rod.

     In fourth quarter 2000, the Company decided to divest Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt, including the stock of Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt, to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago, for $31.7 million, before closing costs and fees of $1.9 million. The sale closed on March 30, 2001. Leavitt has been reflected in the consolidated financial statements as a discontinued operation. For additional discussion on the discontinued operation, see Note 13, Discontinued Operations.

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

  Revenue Recognition

     Net sales represent gross sales of brass rod and are recorded at the time of shipment. The gross sales price of brass rod consists of a metal price charged to the customers and a fabrication price as separate components. In addition, approximately 11% of pounds sold by CBCC are made on a "tolling" basis, where the customer consigns brass scrap to CBCC and is only charged a fabrication price for processing the brass scrap into finished rod. For tolling sales, the brass metal value is not included in net sales or cost of goods sold.

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

  Inventories

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. Inventories have been written down to lower of cost-or-market and such reduced amounts are

                             CHASE INDUSTRIES INC.

considered cost for subsequent years. During 2001, the Company recorded a non-cash inventory writedown totaling $1.8 million due to reductions in the brass metal price.

     If the first-in, first-out (FIFO) method for determining cost had been used, inventories would have been approximately $1.0 million lower and $0.4 million higher at December 31, 2001 and 2000, respectively.

     The Company experienced an inventory reduction in 2001, which resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years. The effect of this non-cash inventory reduction decreased operating income by $562,000 in 2001. There were no LIFO liquidations in 2000 or 1999.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is primarily computed by the straight-line method based on estimated useful lives of the assets. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

  Cash Flows

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. The carrying value of these financial instruments approximates market value.

  Concentration of Credit Risk

     Accounts receivable is the principal financial instrument, which subjects the Company to concentration of credit risk. Credit is extended based upon an evaluation of the customer's financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to receivables are somewhat limited due to the Company's large number of customers, the diversity of these customers' businesses and the dispersion of such customers throughout the continental United States, parts of Canada and Mexico. All sales are denominated in U. S. dollars. The Company maintains an allowance for doubtful accounts and claims based upon the expected collectibility of all trade receivables.

  Recently Issued Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, effective January 1, 2001. This statement requires that all derivatives be recognized on the balance sheet at fair value. The adoption of SFAS 133, as amended, did not have a material effect on the Company's financial position or results of operations.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The adoption of SFAS 140 during 2001 did not have any effect on the Company's financial position or results of operations.

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

                             CHASE INDUSTRIES INC.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement eliminates the amortization of goodwill, among other things, and replaces it with an annual goodwill impairment test. The adoption of SFAS 142, effective January 1, 2002, did not have any effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or, the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of FAS 143, effective January 1, 2002, did not have any effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of FAS 144, effective January 1, 2002, did not have any effect on the Company's financial position or results of operations.

  Reclassifications

     Certain prior year information has been reclassified to be comparable to the current year presentation.

2.  INVENTORIES:

     Inventories consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                               2001        2000
                                                              -------     -------
Raw materials...............................................  $ 3,026     $ 5,703
Work in progress............................................    8,613      11,224
Finished goods..............................................    7,218      13,699
                                                              -------     -------
                                                               18,857      30,626
Tolling metal due customers.................................   (1,366)     (1,554)
                                                              -------     -------
                                                              $17,491     $29,072
                                                              =======     =======

3.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment and the related depreciable lives consisted of the following (in thousands):

                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
Land and land improvements (15-20 years)....................  $    624     $    635
Buildings and improvements (10-39 years)....................    30,167       19,319
Machinery and equipment (3-25 years)........................    97,042       78,763
Construction in progress....................................    23,529       14,011
                                                              --------     --------
                                                               151,362      112,728
Accumulated depreciation....................................   (43,718)     (37,069)
                                                              --------     --------
                                                              $107,644     $ 75,659
                                                              ========     ========

                             CHASE INDUSTRIES INC.

4.  OTHER ASSETS:

     Income tax receivable. At December 31, 2001, a $2.8 million income tax receivable was recorded as a result of a net operating loss arising from the divestiture of Leavitt that is expected to be carried back to 1999.

     Receivable from BP. The receivable from BP, at December 31, 2000, represented the amounts from claims by the Company against BP under the CBCC Purchase Agreement and a Remediation Agreement (as hereinafter defined). See
Note 11, Commitments and Contingencies, for further discussion of the receivable from BP. The receivable from BP consisted of the following (in thousands):

Certain environmental remediation costs.....................   $16,430
Post-closing adjustments per CBCC Purchase Agreement........     1,292
Environmental-related capital expenditures..................     1,518
Other costs and claims......................................     2,360
                                                               -------
Receivable from BP..........................................   $21,600
                                                               =======

5.  FINANCING ARRANGEMENTS:

     Debt consisted of the following at December 31, 2000 (in thousands):

BP note.....................................................  $20,000
                                                              -------
Total debt..................................................   20,000
Current portion of long-term debt...........................   20,000
                                                              -------
Long-term debt..............................................  $    --
                                                              =======
Interest payable -- Seller's note:
  Contingent interest.......................................  $   254
  Interest on BP note.......................................    7,429
  Accrued interest on BP note...............................      662
                                                              -------
Current interest payable -- Seller's note...................  $ 8,345
                                                              =======

     The Company had no debt outstanding at December 31, 2001.

     In connection with the CBCC Acquisition, the Company issued to BP a promissory note in the original principal amount of $20.0 million as partial consideration for the CBCC Acquisition (the "BP Note"). The BP Note was recorded at the CBCC Acquisition date at a discount using a 10.4% effective interest rate. The BP Note initially matured in August 1996, and the Company, at its option, extended the maturity date for three additional years to August 1999 with interest payable annually at 9.28%. The BP Note contained a contingent interest payment based upon average Company earnings (defined in the BP Note) for the years ended December 31, 1990 through 1995. The contingent interest, totaling $254,000 and due August 1996, and the annual interest of $1,856,000 due August 1997 and 1998, were offset against the receivable from BP. As of the August 24, 1999, due date of the BP Note, the Company also offset the $1,856,000 in accrued and unpaid interest due August 24, 1999, and the full principal balance of the BP Note against the receivable from BP and other amounts claimed by the Company to be owed by BP to the Company as a result of BP's breach of the CBCC Purchase Agreement and the Remediation Agreement. However, for financial statement reporting purposes, pursuant to Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), at December 31, 2000, the Company continued to record the full principal balance of the BP Note as a liability. SFAS 125 requires that in order to extinguish a liability, the debtor must be legally released from the obligation by either the creditor

                             CHASE INDUSTRIES INC.

or judicially. The Company maintained the debt on its books and continued to accrue interest at 9.28% until February 2001, when the matter was settled. See
Note 11, Commitments and Contingencies, for further discussion of the BP Note.

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

     Advances under the Bank Credit Facility bear interest at alternative variable rates based on certain percentages, as provided in the agreement, in excess of the lending bank's prime rate, the Federal funds rate or LIBOR, with interest payable quarterly or as of the end of each LIBOR borrowing period, whichever is shorter. No borrowings were outstanding on the Bank Credit Facility at December 31, 2001 and 2000.

     The Bank Credit Facility contains certain covenants that, among other things, limit the Company's ability to incur additional debt or pay dividends. The covenants also require the Company to maintain a minimum interest coverage ratio and level of net worth and restrict the Company from exceeding a maximum ratio of debt to cash flow from operations. The Bank Credit Facility also requires the Company to maintain CBCC as a wholly-owned subsidiary.

     The Company capitalized interest expense on major capital projects totaling $261,000 and $384,000 for the years ended December 31, 2001 and 2000, respectively.

6.  RETIREMENT PLANS:

     The Company provides various contributory and noncontributory benefit plans covering substantially all of its employees, including profit sharing plans, employee savings plans under Section 401(k) of the Internal Revenue Code and defined benefit pension plans.

     For plans to which the Company contributes, the contributions become fully vested after three years of service. The amount of Company contributions to the employee savings plans are based on formulas outlined in the plans. Company contributions under the noncontributory qualified profit sharing plans are based on a percentage of eligible employees' compensation. Contributions to the trust fund of the profit sharing plans are discretionary, and the Company has the right to amend, modify or terminate the plans, but in no event will any portion of vested contributions revert to the Company. Charges to expense under the defined contribution plans, for the years ended December 31, 2001, 2000 and 1999, were $481,000, $459,000 and $454,000, respectively.

     The defined benefit retirement plans provide benefits based on a participant's years of service and stated monthly benefit amounts based on the date of retirement. The Company's policy is to make periodic contributions as required by contract or applicable regulations.

                             CHASE INDUSTRIES INC.

     The following tables provide a reconciliation, for the years ended December 31, 2001 and 2000, of the changes in the defined benefit retirement plans' benefit obligations and fair value of assets (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Change in plan assets:
  Fair value at beginning of year...........................  $11,791    $11,004
  Actual (loss) return on plan assets.......................   (1,369)       549
  Employer contributions....................................    1,685        548
  Benefit payments..........................................     (331)      (310)
                                                              -------    -------
  Fair value at end of year.................................  $11,776    $11,791
                                                              =======    =======

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Change in benefit obligation:
  Obligation at beginning of year...........................  $13,555    $10,697
  Service cost..............................................      221        343
  Interest cost.............................................      907        907
  Plan amendments...........................................       --        919
  Assumption changes........................................       --        533
  Actuarial (gain) loss.....................................     (232)       466
  Effect of curtailment.....................................     (893)        --
  Benefit payments..........................................     (331)      (310)
                                                              -------    -------
  Obligation at end of year.................................  $13,227    $13,555
                                                              =======    =======

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
  Underfunded status at end of year.........................  $(1,451)   $(1,764)
  Unrecognized net actuarial loss...........................    1,885        184
  Unrecognized prior service cost...........................      668      1,572
  Additional minimum liability..............................   (2,553)        --
                                                              -------    -------
  Accrued benefit cost......................................  $(1,451)   $    (8)
                                                              =======    =======
  Pension intangible asset..................................  $   668    $    --
                                                              =======    =======
  Accumulated other comprehensive loss......................  $(1,885)   $    --
                                                              =======    =======

     For the year ended December 31, 2001, the discount rate used in determining the projected benefit obligation was 7.25% and the expected long-term rate of return on assets ranged from 8.0% to 8.5%. For the year ended December 31, 2000, the discount rate used in determining the projected benefit obligation ranged from 7.25% to 7.38% and the expected long-term rate of return on assets ranged from 8.0% to 8.5%.

                             CHASE INDUSTRIES INC.

     The defined benefit retirement plans' net periodic pension expense was as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                              2001     2000    1999
                                                             -------   -----   -----
Service cost...............................................  $   221   $ 343   $ 357
Interest cost..............................................      907     907     766
Actual loss (return) on plan assets........................    1,369    (585)   (819)
Net amortization and deferral..............................   (2,155)   (207)    119
Curtailment charge.........................................      648      --      --
                                                             -------   -----   -----
Net periodic pension expense...............................  $   990   $ 458   $ 423
                                                             =======   =====   =====
Amount recognized in other comprehensive...................  $ 1,885   $  --   $  --
                                                             =======   =====   =====

     During 2001, a pension plan was curtailed as a result of the divestiture of Leavitt.

7.  INCOME TAXES:

     The consolidated provision for income taxes for income from continuing operations consisted of the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Current taxes:
  Federal...............................................  $(2,818)  $ 3,793   $ 8,823
  State.................................................       62       192     1,502
                                                          -------   -------   -------
Total current taxes (benefit) expense...................   (2,756)    3,985    10,325
Deferred tax expense....................................    7,228     6,887       778
                                                          -------   -------   -------
Provision for income taxes..............................  $ 4,472   $10,872   $11,103
                                                          =======   =======   =======

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities and were composed of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Net current deferred tax asset:
  Inventory reserves........................................  $ 1,434    $   958
  Accrued employee benefits.................................      461        510
  Allowance for doubtful accounts and claims................      264        248
  Capital loss carryforward.................................    4,272      4,272
  Valuation allowance.......................................   (4,272)    (4,272)
  Other, net................................................    2,365      1,535
                                                              -------    -------
                                                              $ 4,524    $ 3,251
                                                              =======    =======
Net long-term deferred tax liability:
  Depreciation and basis differences........................  $10,638    $ 8,847
  Other, net................................................       55      5,507
                                                              -------    -------
                                                              $10,693    $14,354
                                                              =======    =======

                             CHASE INDUSTRIES INC.

     The disposal of Leavitt in 2001 generated a capital loss carryforward in the amount of $12.0 million. The capital loss carryforward was offset with a valuation allowance because the Company's ability to realize the amount carried forward was uncertain. The capital loss carryforward expires in 2006.

     A reconciliation of the provision for income taxes compared with the amounts at the federal statutory tax rate follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001     2000      1999
                                                           ------   -------   -------
Tax provision at statutory rate of 35%...................  $4,409   $10,482   $10,226
State taxes..............................................      41       116       854
Other, net...............................................      22       274        23
                                                           ------   -------   -------
Provision for income taxes...............................  $4,472   $10,872   $11,103
                                                           ======   =======   =======
Effective tax rate.......................................    35.5%     36.3%     38.0%

8.  STOCK OPTIONS:

     In November 1994, the Company implemented its 1994 Long-Term Incentive Plan (the "1994 Plan"). Under the 1994 Plan, as amended, 2,250,000 shares of Common Stock are reserved for options granted or available for grant. Stock options granted on or before December 31, 2001, become exercisable over five years from the grant date (subject to acceleration under certain circumstances), expire after ten years and have an exercise price equal to the closing market price on the grant date.

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

                             CHASE INDUSTRIES INC.

     The following summary includes stock options granted under all the Plans as of December 31:

                                 2001                   2000                   1999
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                          NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                            OF       EXERCISE      OF       EXERCISE      OF       EXERCISE
                          SHARES      PRICES     SHARES      PRICES     SHARES      PRICES
                         ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of year....  1,737,478    $10.71    1,666,516    $11.19    1,586,793    $11.42
Granted................     47,261      4.78      179,337      6.58      111,583      8.15
Exercised..............    (11,825)     6.67      (50,925)     6.67       (1,425)     6.67
Canceled / Forfeited...   (307,935)    12.47      (57,450)    15.35      (30,435)    11.75
                         ---------    ------    ---------    ------    ---------    ------
Outstanding at end of
  year.................  1,464,979    $10.19    1,737,478    $10.71    1,666,516    $11.19
                         =========    ======    =========    ======    =========    ======
Exercisable at end of
  year.................  1,280,619    $ 9.93    1,312,268    $ 9.91    1,044,896    $ 9.05
                         =========    ======    =========    ======    =========    ======

     The following table summarizes information about employee stock options outstanding at December 31, 2001:

                                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                   ----------------------------------   ----------------------
                                                 WEIGHTED   WEIGHTED                  WEIGHTED
                                                 AVERAGE     AVERAGE                  AVERAGE
                                     NUMBER      EXERCISE   REMAINING     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING    PRICE       LIFE      EXERCISABLE    PRICE
------------------------           -----------   --------   ---------   -----------   --------
$ 4.00 to $ 8.67.................     827,796     $ 6.54       3.9         767,156     $ 6.40
  8.68 to  15.17.................     307,183      11.59       4.4         238,663      12.00
 17.34 to  21.67.................     330,000      18.03       3.7         274,800      18.01
                                    ---------     ------                 ---------     ------
  4.00 to  21.67.................   1,464,979     $10.19       4.0       1,280,619     $ 9.93
                                    =========     ======                 =========     ======

     Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). However, as permitted under SFAS 123, the Company has elected to continue accounting for the Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which is an intrinsic value based method of accounting. Had stock option compensation for the Plan been determined based on the fair value of the stock options on the respective grant dates consistent with the methodology of SFAS 123, the pro forma reduction to the Company's net income and basic earnings per share would have been $746,000, $1,117,000 and $853,000, and $.05, $.07 and $.06 in 2001, 2000 and 1999, respectively.

     The fair value of each stock option grant was estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions used for stock options granted in:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Estimated fair value per share of options granted during the
  year......................................................  $6.73    $4.78    $4.26
Assumptions:
  Annualized dividend yield.................................     --       --       --
  Common stock price volatility.............................   36.2%    38.0%    32.6%
  Risk-free rate of return..................................    4.8%     6.6%     6.0%
  Expected option term (in years)...........................      6        6        6

                             CHASE INDUSTRIES INC.

9.  COMMON STOCK AND EARNINGS PER SHARE:

     The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Basic............................................  15,295,848   15,263,403   15,234,413
Stock options....................................     170,888      114,054      101,883
                                                   ----------   ----------   ----------
Diluted..........................................  15,466,736   15,377,457   15,336,296
                                                   ==========   ==========   ==========

     All shares of Common Stock and Nonvoting Common Stock are identical, except that holders of Nonvoting Common Stock have no voting rights. All of the 6,150,118 shares of Nonvoting Common Stock outstanding at December 31, 2000 were converted into 6,150,118 shares of Common Stock in 2001. As of December 31, 2001, there were no shares of Nonvoting Common Stock outstanding.

     At December 31, 2001 and 2000, the Company had no preferred stock issued or outstanding. In conjunction with the initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance. Of the 1,000,000 shares of authorized preferred stock, 36,310 have been designated Series A Junior Participating Preferred Stock, which are reserved for issuance pursuant to the rights as described below.

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

10.  OPERATING LEASE OBLIGATIONS:

     Rental expense under operating leases was $1,384,000, $1,710,000 and $1,575,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the minimum rental commitments under long-term operating leases were as follows: $1,317,000 in 2002, $1,257,000 in 2003, $266,000 in 2004, $224,000 in 2005 and $112,000 in 2006.

     In December 1997, CBCC entered into a six-year operating lease agreement for certain manufacturing equipment. There are several options available to the Company during or at the end of the lease term, which includes renewal of the lease, purchase of the equipment by CBCC or sale of the equipment. In March 2002, the Company intends to purchase this leased equipment for approximately $10.4 million.

11.  COMMITMENTS AND CONTINGENCIES:

     The Company is subject to certain contingent environmental liabilities with respect to CBCC's facility. CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site that are contaminated with certain volatile organic compounds ("VOCs"). Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project to approximate $3 million, based upon

                             CHASE INDUSTRIES INC.

capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase or decrease depending on the scale and operating period.

     As of December 31, 2000, the reserve for remediation activities was $4.0 million, including $3.0 million for the in situ remediation plan, $0.6 million for environmental consulting and $0.4 million for final payments to be made on remediation activities completed in 2000. In first quarter 2001, as a result of the settlement of the Company's litigation with BP discussed below, the Company recorded an additional $4.8 million of environmental reserves relating to obligations retained by the Company. The Company had remediation spending of $0.6 million for the twelve months ended December 31, 2001, including the payment of the $0.4 million for activities completed in 2000. As a result of the foregoing, the environmental reserve totaled $8.2 million at December 31, 2001.

     Based on currently available data, the Company believes that upon completion of the remediation activities at the two areas described above, CBCC will have substantially completed the remediation activities that the Company believes are necessary to address contamination at its site. However, until the completion of these remedial and associated investigatory activities and approval from the Ohio Environmental Protection Agency ("EPA") of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at its site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or require excavation of soil at the two areas for which CBCC currently is developing a remediation plan for in situ remediation, as part of the settlement of litigation with BP in first quarter 2001 discussed below, BP has retained responsibility for such remediation activities.

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

                             CHASE INDUSTRIES INC.

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

     In addition to the above, the Company has outstanding purchase commitments for capital equipment and installation costs totaling approximately $9.3 million at December 31, 2001.

                             CHASE INDUSTRIES INC.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 2001*
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
Net sales......................................  $66,207   $56,846   $56,503   $52,336
Gross profit...................................  $ 8,418   $ 8,186   $ 7,423   $ 6,457
Income from continuing operations..............  $ 1,624   $ 2,469   $ 2,490   $ 1,543
Discontinued operations:
  Income, net of taxes.........................       79        --        --        --
  Loss on disposal, net of taxes...............       --        --        --      (193)
                                                 -------   -------   -------   -------
Net income.....................................  $ 1,703   $ 2,469   $ 2,490   $ 1,350
                                                 =======   =======   =======   =======
Average shares outstanding:
  Basic........................................   15,290    15,298    15,298    15,298
  Diluted......................................   15,488    15,478    15,461    15,435
Basic earnings per share:
  Continuing operations........................  $  0.11   $  0.16   $  0.16   $  0.10
  Discontinued operations:
     Income, net of taxes......................       --        --        --        --
     Loss on disposal, net of taxes............       --        --        --     (0.01)
  Net income...................................     0.11      0.16      0.16      0.09
Diluted earnings per share:
  Continuing operations........................  $  0.10   $  0.16   $  0.16   $  0.10
  Discontinued operations:
     Income, net of taxes......................     0.01        --        --        --
     Loss on disposal, net of taxes............       --        --        --     (0.01)
  Net income...................................     0.11      0.16      0.16      0.09

---------------

* The fourth quarter of 2001 included a lower of cost-or-market inventory writedown of $1,840,000.

                             CHASE INDUSTRIES INC.

                                                                 2000
                                                --------------------------------------
                                                 FIRST    SECOND     THIRD     FOURTH
                                                QUARTER   QUARTER   QUARTER   QUARTER
                                                -------   -------   -------   --------
Net sales.....................................  $81,635   $73,835   $70,010   $ 64,438
Gross profit..................................  $13,346   $12,673   $10,981   $  8,442
Income from continuing operations.............  $ 5,813   $ 5,359   $ 4,250   $  3,655
Discontinued operations:
  Income (loss), net of taxes.................     (136)     (428)      (89)       643
  Estimated loss on disposal, net of taxes....                                 (36,000)
                                                -------   -------   -------   --------
Net income (loss).............................  $ 5,677   $ 4,931   $ 4,161   $(31,702)
                                                =======   =======   =======   ========
Average shares outstanding:
  Basic.......................................   15,235    15,258    15,276     15,284
  Diluted.....................................   15,347    15,391    15,407     15,365
Basic earnings per share:
  Continuing operations.......................  $  0.38   $  0.35   $  0.28   $   0.24
  Discontinued operations:
       Income (loss), net of taxes............    (0.01)    (0.03)    (0.01)      0.04
       Estimated loss on disposal, net of
          taxes...............................       --        --        --      (2.35)
  Net income (loss)...........................     0.37      0.32      0.27      (2.07)
Diluted earnings per share:
  Continuing operations.......................  $  0.38   $  0.35   $  0.28   $   0.24
  Discontinued operations:
     Income (loss), net of taxes..............    (0.01)    (0.03)    (0.01)      0.04
     Estimated loss on disposal, net of
       taxes..................................       --        --        --      (2.34)
  Net income (loss)...........................     0.37      0.32      0.27      (2.06)

                             CHASE INDUSTRIES INC.

                                                                 1999
                                                 -------------------------------------
                                                  FIRST    SECOND     THIRD    FOURTH
                                                 QUARTER   QUARTER   QUARTER   QUARTER
                                                 -------   -------   -------   -------
Net sales......................................  $72,744   $66,805   $66,624   $66,747
Gross profit...................................  $12,869   $11,772   $11,080   $11,475
Income from continuing operations..............  $ 5,238   $ 4,553   $ 4,066   $ 4,256
Income (loss) discontinued operations, net of
  taxes........................................     (826)      504       226       598
                                                 -------   -------   -------   -------
Net income.....................................  $ 4,412   $ 5,057   $ 4,292   $ 4,854
                                                 =======   =======   =======   =======
Average shares outstanding:
  Basic........................................   15,234    15,234    15,234    15,235
  Diluted......................................   15,357    15,326    15,324    15,335
Basic earnings per share:
  Continuing operations........................  $  0.34   $  0.30   $  0.27   $  0.28
  Discontinued operations:
     Income (loss), net of taxes...............    (0.05)     0.03      0.01      0.04
Net income.....................................     0.29      0.33      0.28      0.32
Diluted earnings per share:
  Continuing operations........................  $  0.34   $  0.30   $  0.27   $  0.28
  Discontinued operations:
     Income (loss), net of taxes...............    (0.05)     0.03      0.01      0.04
  Net income...................................     0.29      0.33      0.28      0.32

13.  DISCONTINUED OPERATIONS

     In fourth quarter 2000, the Company decided to divest Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago. The sale closed on March 30, 2001. The Company received $31.7 million in cash, before closing costs and fees of $1.9 million. In fourth quarter 2000, the Company recorded an estimated loss on the sale of Leavitt of $36.0 million, including income tax benefit of $11.3 million. In fourth quarter 2001, the Company recorded an additional $0.2 million loss on sale of Leavitt, which resulted from the additional costs associated with certain post-closing liabilities maintained by the Company. The disposal of the assets and operations of Leavitt represented the disposal of a business segment. Consequently, the consolidated financial statements reflect Leavitt as a discontinued operation.

     The operating results of discontinued operations were as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------   --------   --------
Net sales.............................................  $23,251   $118,787   $127,792
Income (loss) before taxes............................  $   123   $    (16)  $    809
Loss on disposal......................................     (300)   (47,300)        --
Provision for income (taxes) benefit..................       63     11,306       (307)
                                                        -------   --------   --------
Net income (loss).....................................  $  (114)  $(36,010)  $    502
                                                        =======   ========   ========

                             CHASE INDUSTRIES INC.

     A portion of the Company's interest expense has been allocated to discontinued operations based on the debt outstanding on Leavitt's balance sheet. Income taxes on results of the discontinued operations have been allocated using the same overall rate incurred by the Company in each year presented.

     As of December 31, 2000, the assets and liabilities of the discontinued operations were as follows (in thousands):

Assets:
  Receivables, net..........................................   $  7,521
  Inventories, net..........................................     29,194
  Other current assets......................................        815
  Property, plant and equipment, net........................     56,040
  Impairment of discontinued operations.....................    (36,000)
  Other assets..............................................      2,637
                                                               --------
       Total assets.........................................     60,207
                                                               --------
Liabilities:
  Accounts payable..........................................      9,101
  Accrued liabilities.......................................      5,006
  Noncurrent liabilities....................................      7,939
                                                               --------
       Total liabilities....................................     22,046
                                                               --------
Net assets of discontinued operations.......................   $ 38,161
                                                               ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Board of Directors currently consists of one person who is an employee of the Company and seven persons who are not employees of the Company (i.e., outside directors). Set forth below are the names, ages and positions of the Company's current directors and executive officers.

NAME                                    AGE                POSITION(S)
----                                    ---                -----------
John H. Steadman......................  52    President, Chief Executive Officer and
                                              Director of the Company; President,
                                              Chief Operating Officer and Director
                                              of CBCC*

Todd A. Slater........................  38    Chief Financial Officer, Vice
                                              President Secretary of the Company;
                                              Chief Financial Officer and Director
                                              of CBCC*

Martin V. Alonzo......................  70    Director of the Company

Raymond E. Cartledge..................  72    Director of the Company

Charles E. Corpening..................  36    Director of the Company

John R. Kennedy.......................  71    Director of the Company

Robert D. Kennedy.....................  69    Director of the Company

Thomas F. McWilliams..................  59    Director of the Company

William R. Toller.....................  71    Director of the Company

---------------

* Chase Brass & Copper Company, Inc. ("CBCC"), is a wholly-owned subsidiary of the Company through which the Company conducts its operations.

     The current term of office of each director will expire at the next annual meeting. At the next annual meeting, successors to the directors will be elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

     There are no family relationships among the directors or executive officers and there are no arrangements or understandings between any director or executive officer and any other person pursuant to which his selection as a director or an executive officer was made, except that the Company's existing bank credit facility requires Mr. Alonzo to continue to serve on the Board of Directors as long as he is physically able to do so.

     Set forth below is certain biographical information regarding the executive officers and directors of the Company.

     John H. Steadman. Mr. Steadman has served as President and Chief Executive Officer ("CEO") of the Company since September 2001 and as a director of the Company since October 2001. Also since October 2001, he has served as President and as a director of LTC Reserve Corp. Mr. Steadman has also served as President and Chief Operating Officer of CBCC since January 2000. He joined CBCC in October 1999 and served as Executive Vice President until being appointed President and Chief Operating Officer. Prior to joining CBCC, Mr. Steadman was employed by Noranda Aluminum, Inc. from 1979 to 1999. Over the course of his career with Noranda, Mr. Steadman served as president of its aluminum road wheel subsidiary, American Racing Equipment, from 1996 through 1999 and as president of its rolled products subsidiary, Norandal USA, from 1989 through 1996. Prior to that he held various administrative and financial positions with Noranda Aluminum, R. J. Reynolds and RCA Corporation.

     Todd A. Slater. Mr. Slater has served as Chief Financial Officer ("CFO"), Vice President and Secretary of the Company since October 2001. Also since October he has served as Vice President and CFO of CBCC. He joined the Company in 1992 as Controller of CBCC. Prior to joining CBCC, Mr. Slater was employed by Price Waterhouse, a predecessor of PricewaterhouseCoopers LLP, from 1986 to 1992.

     Martin V. Alonzo. Mr. Alonzo has served as a member of the Board since the Company began operations in August 1990. Mr. Alonzo served as Chairman of the Board, President and Chief Executive Officer of the Company from August 1990 until his retirement in September 2001. From 1987 until 1990, Mr. Alonzo pursued entrepreneurial opportunities, which included advising the Maxxam Group in connection with its acquisition of Kaiser Aluminum Corporation and, in conjunction with Citicorp Venture Capital Ltd. ("CVC"), analyzing prospective acquisitions, primarily of metals related companies. From 1967 until 1987, Mr. Alonzo was employed by AMAX, Inc., a large mining and integrated aluminum company, in various capacities, including senior vice president and president -- industrial minerals division, executive vice president and president -- specialty and light metals operations and, from 1984 until July 1987, executive vice president and chief financial officer. Mr. Alonzo also served as a director of Alumax Inc., an integrated aluminum company, from 1974 to 1987 and currently serves as a trustee of the IPO Plus Aftermarket Mutual Fund.

     Raymond E. Cartledge. Mr. Cartledge was elected as a director of the Company in May 1995. Mr. Cartledge served as chairman of the board and chief executive officer of Union Camp Corporation, a paper and packaging company, from 1986 until 1994, and as chairman of the board of Savannah Foods & Industries, Inc., until his retirement in 1997. Mr. Cartledge also serves as a director of each of UCAR International, Inc., Delta Air Lines Inc., Sunoco, Inc. and Formica Corporation.

     Charles E. Corpening. Mr. Corpening was elected as a director of the Company in May 1995. Since 1994, Mr. Corpening has been a vice president of CVC. Mr. Corpening also serves as a vice president of Court Square Capital Limited ("CSCL"), an affiliate of CVC to whom CVC transferred all of its shares of capital stock of the Company on December 12, 2000. Since December 2000, Mr. Corpening also has served as a vice president and director of Chase Acquisition Corporation ("CAC"), an affiliate of CVC and CSCL (see "Security Ownership of Certain Beneficial Owners and Management" below). Prior to joining CVC, Mr. Corpening was a vice president of Roundtree Capital Corp., a private investment firm based in Stamford, Connecticut from 1990 until 1994. Mr. Corpening was employed in the merchant banking division of the Rockefeller Group from 1988 until 1990 and worked in the mergers and acquisitions group of PaineWebber, Inc. from January 1987 until December 1988. Mr. Corpening also serves as a director of Royster-Clark, Inc.

     John R. Kennedy. Mr. John Kennedy was elected as a director of the Company in November 1994. From 1975 until his retirement in 1996, Mr. Kennedy served as president and chief executive officer of Federal Paper Board Company, Inc. Mr. Kennedy also serves as a director of each of International Paper Company, Holcim
(US) Inc. and Modis Professional Services, Inc.

     Robert D. Kennedy. Mr. Robert Kennedy was appointed as a director of the Company in February 2000. Mr. Kennedy served as chairman and chief executive officer of Union Carbide Corporation from 1986 until 1995. Mr. Kennedy also served as chief executive officer of UCAR International Inc. from March 1998 until July 1998, and as chairman of UCAR International from March 1998 until September 1999. Mr. Kennedy also serves as a director of each of Sunoco, Inc., KMart Corporation, International Paper Company and Hercules Incorporated.

     Thomas F. McWilliams. Mr. McWilliams has served as a director of the Company since August 1990, and served as Vice President of the Company from July 1993 until September 1994. Since 1983, Mr. McWilliams has been affiliated with CVC and has served as vice president and a managing director of CVC as well as a member of CVC's investment committee. Mr. McWilliams also serves as a vice president and managing director of CSCL and since December 2000 has served as secretary, treasurer and a director of CAC. Mr. McWilliams also serves as a director of each of MMI Products, Inc., Royster-Clark, Inc., Ergo Science Corporation, Strategic Industries, Inc., and WCI Communities.

     William R. Toller. Mr. Toller was elected as a director of the Company in October 1996. From October 1990 until July 1996, Mr. Toller served as chairman and chief executive officer of Witco Corporation, a specialty chemical company. Mr. Toller currently serves as a director of Commodore Separation Technologies, Inc., FusePlus, Inc. and Commodore Applied Technologies, Inc. Mr. Toller also is a member of the Board of Trustees for the International Center for the Disabled in New York City and the Whitehead Institute for Biomedical Research in Boston, Massachusetts.

ITEM 11.  EXECUTIVE COMPENSATION

BOARD COMPENSATION

     Cash Compensation. Each member of the Board of Directors who is not an employee or officer of the Company or any subsidiary of the Company receives an annual retainer of $15,000 for service as a director, plus $1,000 for each meeting of the Board of Directors attended and $500 for each meeting of a committee of the Board of Directors attended. In addition, each non-employee Director is reimbursed for all ordinary and necessary expenses incurred in attending any meeting of the Board of Directors or any committee of the Board of Directors. Employees of the Company who also serve as members of the Board of Directors do not receive any additional compensation for service as a director, but are reimbursed for related expenses. Each of Messrs. Raymond Cartledge, Robert Kennedy, John Kennedy and William Toller served on a Subcommittee of the Board of Directors in 2001. The Subcommittee was formed in January 2001 for the purpose of evaluating a proposed business combination transaction and other strategic alternatives for the Company, and was disbanded in October 2001. The Subcommittee held twenty meetings in 2001 and each Subcommittee member was paid $1,000 for each Subcommittee meeting attended.

     Stock Option Awards. Each non-employee Director is granted, on the date such person is elected or appointed as a director, stock options to purchase 7,500 shares of Common Stock at an exercise price equal to the average closing price of the Common Stock on the New York Stock Exchange for the five trading days immediately preceding the date of grant (the "Average Fair Market Value"). All stock options granted to non-employee Directors vest in equal proportions on each of the first five anniversaries of the date of grant, provided that the person has been a director of the Company continuously through that date. Non-employee Directors reelected to successive terms do not receive additional grants of stock options upon any such reelection. Prior to May 14, 1997, these grants of stock options were made pursuant to the Company's 1994 Long-Term Incentive Plan (the "1994 Incentive Plan"). As of May 14, 1997, all such awards are made pursuant to the Company's 1997 non-employee Director Stock Option Plan (as amended, the "Director Stock Option Plan").

     Also, pursuant to the Director Stock Option Plan, each non-employee Director may elect to defer all or a portion (in 25% increments) of such director's annual cash retainer for a calendar year. If a non-employee Director elects to defer all or a portion of his or her annual retainer, the non-employee Director also may elect to defer the total amount of the fees that such director is entitled to receive for attending board and committee meetings, and receive, instead, stock options equal to the value of such deferred retainer and meeting fees. Stock options granted in lieu of a director's deferred retainer and meeting fees will be granted as of the last day of each calendar quarter (the date on which the meeting fees for such quarter and the quarterly payments of the annual cash retainer are paid, in arrears) in the year to which the election relates. The number of stock options granted each quarter is determined by dividing the sum of (i) 25% of the total annual retainer amount deferred and
(ii) if meeting fees have been deferred, the total amount of meeting fees to which the non-employee Director is entitled for such calendar quarter, by 50% of the Average Fair Market Value (as defined above) for the last five trading days of that calendar quarter, and also will have an exercise price equal to 50% of that Average Fair Market Value. Each stock option granted to the non-employee Directors in lieu of their annual retainer and, if applicable, meeting fees vests fully and is exercisable immediately upon grant. If a non-employee Director is elected or appointed during a calendar year and elects to receive stock options under the Director Stock Option Plan in lieu of such director's pro rated annual cash retainer for the remainder of such calendar year, the numerator of the formula will be adjusted to reflect the portion of the deferred annual cash retainer attributable to each remaining calendar quarter (or portion thereof) in the year to which any such initial election relates.

     In 2001, Mr. Toller elected to defer 50% of his annual retainer under the Director Stock Option Plan, while each of Messrs. Alonzo (for the period subsequent to his retirement as an executive officer), Cartledge, Corpening, John Kennedy, Robert Kennedy and McWilliams elected to defer 100% of his annual retainer pursuant to the Director Stock Option Plan. For 2002, Mr. Toller has elected to defer 50% of his annual retainer and each of Messrs. Alonzo, Cartledge, John Kennedy and McWilliams has elected to defer 100% of his annual retainer pursuant to the Director Stock Option Plan. In 2001, each of Messrs. Alonzo (for the period subsequent to his retirement as an executive officer), Corpening, John Kennedy and McWilliams also elected to defer his meeting fees pursuant to the Director Stock Option Plan. For 2002, each of Messrs. Alonzo, John Kennedy and McWilliams have elected to defer his meeting fees pursuant to the Director Stock Option Plan

     The Director Stock Option Plan provides that, upon a "change in control" of the Company, (1) all outstanding stock options that are not exercisable will become immediately and fully vested and exercisable in full and (2) in the discretion of the Compensation Committee, each holder of a stock option will be granted a corresponding stock appreciation right. For the definition of "change in control" as used in the Director Stock Option Plan, see "Other Change in Control Arrangements -- Stock Option Plans" below.

COMPENSATION OF EXECUTIVE OFFICERS

     The compensation paid by the Company to its executive officers is administered by the Compensation Committee and generally consists of base salaries, annual cash incentives, equity incentives in the form of stock options, contributions to Company-sponsored 401(k) plans and miscellaneous perquisites.

     The following table sets forth the total compensation awarded to, earned by or paid by the Company to each person who served as Chief Executive Officer during 2001, to each person who served as an executive officer (other than the Chief Executive Officer) of the Company whose total cash compensation exceeded $100,000 for services rendered during 2001 and to each person for whom disclosure would have been required if the person had been serving as an executive officer of the Company as of December 31, 2001 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION(1)
                                       -----------------------------------
                                                              OTHER ANNUAL   SECURITIES    ALL OTHER
                                                              COMPENSATION   UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR   SALARY($)   BONUS($)      ($)(2)       OPTIONS        ($)(3)
---------------------------     ----   ---------   --------   ------------   ----------   ------------
John H. Steadman (4)..........  2001    240,000    140,000        --                0        19,718
  President, Chief Executive    2000    225,000     28,750(5)     --           18,785(5)    124,725(6)
  Officer and Director;
  President,                    1999     50,336     20,000        --           50,000(7)        230
  Chief Operating Officer and
  Director of CBCC
Todd A. Slater (8)............  2001    118,325     47,500        --                0        12,042
  Chief Financial Officer       2000    103,750     45,000        --           10,000(7)     10,720
                                1999     96,750     45,000        --                0        10,162
Martin V. Alonzo (9)..........  2001    284,486    350,000        --            1,322(10)    40,562
  Former Chairman of the
  Board,                        2000    350,000          0        --                0        48,256
  President and Chief
  Executive                     1999    350,000           (11)     --          59,392(11)    51,443
  Officer
Michael T. Segraves (12)......  2001    142,647     90,000        --                0       566,525(13)
  Former Chief Financial
  Officer                       2000    183,000     90,000        --           20,000(7)     19,525
                                1999    175,250     80,000        --                0        19,700

---------------

 (1) No restricted stock awards were granted to any Named Executive Officer during the period reported.

 (2) While the named executive officers may have received certain perquisites in 2001, such perquisites did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

 (3) The amounts disclosed in this column for 2001 include:

      (i) premiums and imputed income paid by the Company with respect to term life insurance for the benefit of Messrs. Alonzo, Steadman, Slater and Segraves in the amounts of $10,712, $1,180, $201 and $1,271, respectively;

      (ii) contributions by the Company to the Company's 401(k) Profit Sharing Plan for the benefit of each of Messrs. Steadman and Slater in the amounts of $8,500 and $8,291, respectively;

     (iii) contributions by the Company to the Company's 401(k) Savings and Investment Plan for the benefit of Messrs. Alonzo, Steadman, Slater and Segraves in the amounts of $5,100, $5,100, $3,550 and $519, respectively; and

      (iv) contributions by the Company to the Company's supplemental retirement plans for the benefit of Messrs. Alonzo and Steadman in the amounts of $24,750 and $4,938, respectively.

 (4) Mr. Steadman was elected President and Chief Executive Officer of the Company in September 2001 and was appointed to the Board of Directors in October 2001.

 (5) Mr. Steadman was awarded a $115,000 cash bonus for his services in 2000. Pursuant to the Executive Stock Option Plan, Mr. Steadman elected to forego 75% of such cash bonus and receive, in lieu thereof, options to purchase an aggregate of 18,785 shares of Common Stock.

 (6) Includes $101,881 to reimburse Mr. Steadman for relocation expenses he incurred in connection with his employment by CBCC.

 (7) Options were awarded pursuant to the 1994 Incentive Plan.

 (8) Mr. Slater was elected Chief Financial Officer of the Company on October 26, 2001 to succeed Mr. Segraves, who resigned October 2, 2001.

 (9) Mr. Alonzo served as Chairman, President and Chief Executive Officer of the Company from August 1990 until his retirement in September 2001.

(10) Options were granted pursuant to the Director Stock Option Plan, in which Mr. Alonzo became eligible to participate upon his retirement as President and Chief Executive Officer on September 1, 2001.

(11) Mr. Alonzo was awarded a $250,000 cash bonus in 2000 for his services in 1999. Pursuant to the Company's 1997 Executive Deferred Compensation Stock Option Plan (the "Executive Stock Option Plan"), Mr. Alonzo elected to forego 100% of such cash bonus and receive, in lieu thereof, options to purchase an aggregate of 59,392 shares of Common Stock.

(12) Mr. Segraves resigned from the Company as of October 2, 2001.

(13) Includes $564,735 paid to Mr. Segraves by the Company in connection with his resignation in October 2001. A partial payment of $125,000 was made to Mr. Segraves in 2001. The remaining amount was paid in 2002.

     The following table sets forth options granted during 2001 to the Named Executive Officers. No stock appreciation rights were granted during 2001.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          % OF TOTAL
                                         OPTIONS/SARS                  MARKET
                                          GRANTED TO                  PRICE ON                 GRANT DATE
                                         EMPLOYEES IN   EXERCISE OR     DATE                    PRESENT
                          OPTIONS/SARS      FISCAL      BASE PRICE    OF GRANT    EXPIRATION     VALUE
NAME                       GRANTED(#)      YEAR(1)       ($/SHARE)    $/SHARE        DATE       ($) (2)
----                      ------------   ------------   -----------   --------    ----------   ----------
Martin V. Alonzo........       280(3)        --%           4.47         8.88(4)    09/30/11      1,612
                             1,042(3)        --%           4.56         9.15(5)    12/31/11      6,273

---------------

(1) With the exception of Mr. Steadman's stock option grants that were reported for fiscal year 2000 but issued in fiscal year 2001, no stock options were granted to employees in fiscal year 2001.

(2) The grant date present value was determined by using a modified Black-Scholes pricing model with the following assumptions and adjustment:
    (i) stock price volatility of 36.1903%, calculated using daily stock prices of the Company for the period of years and prior to the grant date equal to the expected term of the option as specified in clause (iv) below; (ii) risk-free rates of return from 4.26% to 4.65%, representing the interest rates on 6 year U.S. Treasury securities on the date of grant; (iii) no dividends paid on the Company's Common Stock consistent with current Company practice; and (iv) an assumed exercise date of 6 years from the date of grant. The Company's use of this model should not be construed as an endorsement of its accuracy. Whether the model's assumptions will prove to be accurate cannot be known as of the date of this Form 10-K. The ultimate value of the options, if any, will depend on the future value of the Company's Common Stock, which cannot be forecast with reasonable accuracy, and the optionees' investment decisions.

(3) Options were granted pursuant to the Director Stock Option Plan, in which Mr. Alonzo became eligible to participate upon his retirement as President and Chief Executive Officer on September 1, 2001.

(4) The grant date market price reported represents the closing market price of the Common Stock on September 28, 2001, the last trading day prior to the actual date of grant.

(5) The grant date market price reported represents the closing market price of the Common Stock on December 31, 2001, the actual date of grant.

     The following table sets forth information with respect to options to purchase the Company's Common Stock held by the Named Executive Officers as of the end of fiscal year 2001. No options or stock appreciation rights were exercised by such persons during 2001.

                      AGGREGATED OPTION EXERCISES IN 2001
                        AND 2001 YEAR-END OPTION VALUES

                                                                   NUMBER OF              VALUE OF UNEXERCISED
                                                                  UNEXERCISED                 IN-THE-MONEY
                               SHARES                               OPTIONS                      OPTIONS
                             ACQUIRED ON       VALUE        AT DECEMBER 31, 2001 (#)    AT DECEMBER 31, 2001 (1)
NAME                        EXERCISE (#)    REALIZED ($)   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                        -------------   ------------   --------------------------   -------------------------
Mr. Alonzo................        0             N/A                  566,476/0                  1,297,810/0
Mr. Steadman..............        0             N/A              38,785/30,000                94,877/13,875
Mr. Slater................        0             N/A              16,400/11,600                 23,370/4,200
Mr. Segraves..............        0             N/A                   80,000/0                          0/0

---------------

(1) Based on the closing price ($9.15) of the Company's Common Stock on December 31, 2001, as reported in the New York Stock Exchange composite transactions listing.

EMPLOYMENT AGREEMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  Employment Agreement

     John H. Steadman. CBCC and John H. Steadman are parties to an employment agreement, dated as of September 1, 2001, and amended as of February 14, 2002, which is effective through December 31, 2002, and automatically will be extended on a year-to-year basis unless terminated by CBCC or Mr. Steadman on 60 days' notice before the start of the following year. The employment agreement provides for an annual salary of $280,000, and is subject to future annual increases at the discretion of the Compensation Committee. Mr. Steadman is also entitled to cash bonuses at the discretion of the Compensation Committee.

     Under the employment agreement, if Mr. Steadman's employment is terminated in certain circumstances, including a termination by the Company in violation of the agreement or a termination by Mr. Steadman for good reason (as defined in the employment agreement), the Company will be required to pay Mr. Steadman a severance payment in an amount equal to Mr. Steadman's then current base salary and continue to provide medical and dental insurance coverage for one year. If Mr. Steadman's employment is terminated by the Company in violation of the agreement or by Mr. Steadman for good reason within one year after a "change of control" of the Company, Mr. Steadman will be entitled to receive continued medical and dental insurance coverage for two years and a severance payment equal to two times the sum of (1) Mr. Steadman's base salary immediately prior to the change of control (or, if greater, Mr. Steadman's base salary at the time of his termination or, if applicable, at the time of the event giving rise to his resignation for good reason), plus (2) the bonus awarded to Mr. Steadman for the calendar year prior to the change of control or, if such bonus has not yet been determined, the prior calendar year (or, if greater, the average of the bonuses awarded to Mr. Steadman for the two calendar years ended prior to the change of control or, if bonuses for the most recent calendar year have not been determined as of the date of the change of control, the average of the bonuses awarded to Mr. Steadman for the two calendar years immediately preceding the calendar year in which the change of control occurs); provided that such amount plus the value of any other compensation subject to
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") shall not exceed $100 less than 3.00 times Mr. Steadman's annualized includable compensation (determined within the meaning of Code). If Mr. Steadman's employment is terminated by Mr. Steadman other than for good reason within one year after a "change of control" of the Company, Mr. Steadman will be entitled to receive continued medical and dental insurance coverage for one year and a severance payment equal to the sum of (1) and (2) described in the preceding sentence.

     Under Mr. Steadman's employment agreement, a "change of control" occurs in any of the following situations: (1) a person other than the Company, certain companies affiliated with the Company, benefit plans of the Company or of certain companies affiliated with the Company or of a company with the same ownership as the Company acquires 50% or more of the voting power of the Company's outstanding voting securities; (2) a person described in clause (1) announces a tender offer for 50% or more of the Company's or CBCC's outstanding voting securities and the Board of Directors approves or does not oppose the tender offer, provided an event described in clause (1), (3) or (4) occurs within one year of such tender offer; (3) the Company or CBCC merges or consolidates with another corporation or partnership, or the Company's or CBCC's stockholders approve such a merger or consolidation, other than mergers or consolidations in which the Company's or CBCC's voting securities are converted into securities having the majority of the voting power in the surviving entity or its parent; (4) the Company or CBCC liquidates or sells all or substantially all its assets, or the Company's or CBCC's stockholders approve such a liquidation or sale, except sales to corporations having substantially the same ownership as the Company or CBCC; (5) the Company ceases to own at least a majority of the voting securities of CBCC, other than pursuant to a transaction in which all of the voting securities of CBCC (or a company into which it is merged) which are not owned by the Company are owned by the Company's stockholders in the same proportion as their ownership of the Company; or (6) members of the "Incumbent Board" cease to constitute a majority of the Board of Directors. "Incumbent Board" is defined as current members of the Board of Directors and other individuals who become directors and whose election, appointment or nomination for election to the Board of Directors was approved by a majority of the members of the Board of Directors then comprising the Incumbent Board, excluding (A) any board members that are employees, officers or directors of CVC or affiliates of CVC (the "Citigroup Group") or (B) any board members nominated by such persons described in (A) or any member of the Citigroup Group. The Company also has agreed to reimburse Mr. Steadman for reasonable legal fees and costs that Mr. Steadman incurs in connection with the resolution in Mr. Steadman's favor of any dispute or controversy under his employment agreement.

Change-in-Control Arrangements

  Stock Option Plans.

     The 1994 Incentive Plan provides for the granting of incentive awards to the Company's officers and employees in the form of stock options, stock appreciation rights and restricted stock. Pursuant to the 1994 Incentive Plan, upon a "change in control" of the Company, (1) in the discretion of the Compensation Committee, each holder of a stock option will be granted a corresponding stock appreciation right, (2) all outstanding stock appreciation rights and stock options will become immediately and fully vested and exercisable in full, and (3) the restriction period on any restricted stock award will be accelerated and the restrictions will expire. In addition, if a "change in control" occurs in connection with a merger or consolidation of the Company pursuant to which the Company is not the surviving corporation, then each holder of a stock option or stock appreciation right is entitled to receive (upon payment of the exercise price, if applicable) the same consideration to which such holder would have been entitled had they exercised such stock option or stock appreciation right immediately prior to such transaction.

     The Executive Stock Option Plan permits eligible employees to receive, in lieu of all or a portion of their annual cash bonus, immediately exercisable stock options with a value calculated based on the value of the bonus amount deferred. Under the Executive Stock Option Plan, each eligible employee may elect to forego all or a portion (in 25% increments) of such employee's annual cash bonus for a calendar year (which bonus will be determined after that calendar year end) and receive, in lieu thereof, stock options equal to the value of the foregone cash bonus. Stock options granted in lieu of an employee's foregone cash bonus are granted as of the date the annual cash bonus for the year to which an election relates is determined. The stock options related to an annual bonus amount forgone are granted in four series, with the number of stock options granted with respect to each series determined by dividing 25% of the cash bonus amount by 50% of the average closing price of the Common Stock on the New York Stock Exchange for the last five trading days of each calendar quarter (in each case, the "Average Quarter-End Price") in the calendar year to which the bonus relates, with the stock options calculated for each calendar quarter representing one series. Stock options granted in each series have an exercise price equal to 50% of the Average Quarter-End Price for the calendar quarter to which such series relates. Stock options granted under the Executive Stock Option Plan vest fully and immediately upon grant. The Executive Stock Option Plan provides that, upon a "change in control" of the Company, in the discretion of the Compensation Committee each holder of a stock option may be granted a corresponding stock appreciation right. In addition, if a "change in control" occurs in connection with a merger or consolidation of the Company pursuant to which the Company is not the surviving corporation, then each holder of a stock option or stock appreciation right is entitled to receive (upon payment of the exercise price, if applicable) the same consideration to which such holder would have been entitled had they exercised such stock option or stock appreciation right immediately prior to such transaction.

     The Director Stock Option Plan provides for the granting of stock options to non-employee Directors of the Company upon their election to the Board of Directors and, at the election of each non-employee Director, in lieu of all or a portion of the non-employee Director's annual retainer and in lieu of all (but not just a portion of) cash payments payable by the Company to the non-employee Director as compensation for attending meetings of the Board of Directors and committees thereof. The Director Stock Option Plan provides that, upon a "change in control" of the Company, (1) all outstanding stock options become immediately and fully vested and exercisable in full and (2) in the discretion of the Compensation Committee, each holder of a stock option may be granted a corresponding stock appreciation right. In addition, if a "change in control" occurs in connection with a merger or consolidation of the Company pursuant to which the Company is not the surviving corporation, then each holder of a stock option or stock appreciation right is entitled to receive (upon payment of the exercise price, if applicable) the same consideration to which such holder would have been entitled had they exercised such stock option or stock appreciation right immediately prior to such transaction. See "Management Compensation -- Board Compensation -- Stock Option Awards" above.

     In general, under each of the 1994 Incentive Plan, the Executive Stock Option Plan and the Director Stock Option Plan, a "change in control" of the Company occurs in any of the following four situations: (1) a person other than
(a) the Company, certain companies affiliated with the Company, benefit plans of the Company or of certain companies affiliated with the Company or of a company with the same ownership as the Company, (b) CVC or (c) certain affiliates of CVC, acquires 50% or more of the voting power of the Company's outstanding voting securities; (2) a person described in clause (1) announces a tender offer for 50% or more of the Company's outstanding voting securities and the Board of Directors approves or does not oppose the tender offer, provided an event described in clause (1), (3) or (4) occurs within one year of such tender offer;
(3) the Company merges or consolidates with another corporation or partnership, or the Company's stockholders approve such a merger or consolidation, other than mergers or consolidations in which the Company's voting securities are converted into securities having the majority of voting power in the surviving company; or
(4) the Company liquidates or sells all or substantially all its assets, or the Company's stockholders approve such a liquidation or sale, except sales to corporations having substantially the same ownership as the Company.

  Change of Control Agreement

     The Company and Todd A. Slater are parties to a change of control agreement which is effective through September 25, 2002 or, if a "change of control" of the Company occurs, the first anniversary of the change of control. If Mr. Slater's employment is terminated by the Company without cause (as defined in Mr. Slater's change of control agreement) or by Mr. Slater for good reason (as defined in Mr. Slater's change of control agreement) within one year following a "change of control" of the Company, the Company will be required to pay to Mr. Slater a lump sum severance payment in an amount equal to two times the sum of
(1) Mr. Slater's then current base salary (or, if greater, Mr. Slater's base salary at the time of the change of control or, if applicable, the occurrence of the event giving rise to Mr. Slater's right to terminate his employment for good reason) and (2) Mr. Slater's bonus for the calendar year prior to the change of control, or, if bonuses for such year have not been determined, for the prior calendar year (or, if greater, the average of Mr. Slater's bonus for the two calendar years prior to the change of control, or, if bonuses for the most recent calendar year have not been determined, the average of Mr. Slater's bonus for the two calendar years prior to the calendar year prior to the change of control), and to maintain for two years health insurance for the benefit of Mr. Slater and his family as in effect prior to the termination of his employment. For purposes of Mr. Slater's change of control agreement, a "change of control" occurs in any of the situations that constitutes a change of control as described above under "Employment Agreement -- John H. Steadman." The Company also has agreed to reimburse Mr. Slater for reasonable legal fees and costs that Mr. Slater incurs in connection with the resolution in Mr. Slater's favor of any dispute or controversy under his change of control agreement.

  Severance Pay Plan

     The Chase Industries Inc. Severance Pay Plan (the "Severance Plan") provides severance benefits to certain employees of the Company and its subsidiaries if their employment is terminated during the one year period beginning on the first anniversary of a "change of control" (the "Post-Protection Period"). For purposes of the Severance Plan, a "change of control" occurs in any of the situations that constitutes a change of control as described above under "Employment Agreement -- John H. Steadman." Pursuant to the Severance Plan, if during the Post-Protection Period a covered employee's employment is terminated by the Company or one of its subsidiaries without cause (as defined in the Severance Plan) or by the employee for good reason (as defined in the Severance Plan), the Company shall pay to the employee a lump sum severance payment equal to 12 times the employee's then current monthly salary (or, if greater, the employee's monthly salary at the time of the change of control or, if applicable, the occurrence of the event giving rise to the employee's right to terminate his employment for good reason), and to maintain for 12 months health insurance for the benefit of the employee and his family as in effect prior to the termination of his employment. Messrs. Steadman and Slater are parties to an agreement with the Company pursuant to which they are entitled to the benefits of the Severance Plan.

  Severance Agreement

     In connection with Mr. Segraves' resignation on October 2, 2001, Mr. Segraves and the Company entered into an agreement pursuant to which (i) Mr. Segraves was paid $564,735, (ii) the Company agreed to maintain for one year from the date of Mr. Segraves' resignation health insurance for the benefit of Mr. Segraves and his family as in effect prior to Mr. Segraves' resignation, and
(iii) all unvested options granted to Mr. Segraves under the 1994 Incentive Plan were vested.

INDEMNITY AGREEMENTS

     The Company has entered into indemnity agreements with each of its directors and executive officers. Those agreements require the Company, to the extent permitted under applicable law, to indemnify such persons against all expenses, judgments, fines and penalties incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were directors or executive officers of the Company or assumed certain responsibilities at the direction of the Company. Each indemnification agreement also provides that, upon a potential change in control of the Company and if the indemnified director or executive officer so requests, the Company will create a trust for the benefit of the indemnified director or executive officer in an amount sufficient to satisfy payment of any liabilities and suits against which the Company has indemnified the director or executive officer. The Company expects to enter into similar agreements with persons selected to be directors and executive officers in the future.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     John R. Kennedy, Raymond E. Cartledge and Thomas F. McWilliams served as members of the Compensation Committee during 2001. None of such persons are officers or employees or former officers or employees of the Company, except for Mr. McWilliams who served as Vice President of the Company from July 1993 until September 1994. During the period that Mr. McWilliams served as Vice President of the Company, he did not receive any compensation from the Company for his service as an officer.

     None of the executive officers of the Company served as a member of the compensation committee or board of directors of any other company during 2001.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

STRATEGY AND OBJECTIVES

     The Company's executive compensation program is administered by the Compensation Committee, which is comprised entirely of non-employee Directors. The Compensation Committee determines any annual increase in the base salary of the Chief Executive Officer ("CEO"), the annual bonus to be paid to the CEO, and, based on recommendations of the CEO, the compensation to be provided to the other executive officers. The Compensation Committee also administers the 1994 Incentive Plan pursuant to which equity incentives are provided to employees at the discretion of the Compensation Committee and determines individuals eligible to participate in the 1997 Executive Deferred Compensation Stock Option Plan described below.

     In determining compensation levels and developing compensation programs for the Company's executive officers, the Compensation Committee analyzes the relationship between base salary, annual cash incentives, equity incentives and benefits. The underlying objectives of the Company's compensation strategy include the following:

     - Attract and retain superior executive talent, and motivate those executives to achieve optimum short-term and long-term corporate operating results;

     - Align the interests of executive officers with the creation of stockholder value and ensure long-term growth orientation through equity-based plans; and

     - Provide a compensation package that recognizes individual contributions as well as overall business results.

COMPONENTS OF COMPENSATION

     The key elements of the Company's executive compensation program are base salary, annual cash bonuses and equity incentive compensation. These elements are addressed separately.

     The Compensation Committee does not exclusively use quantitative methods or mathematical formulas in setting any element of compensation. In determining each component of compensation, the Compensation Committee considers all elements of an executive's total compensation package, recommendations of the CEO and other objective and subjective criteria the Compensation Committee deems appropriate with respect to each executive officer.

     Base Salaries. The base salary of each of the executive officers, other than the CEO, is reviewed annually, with adjustments made based primarily on the recommendations of the CEO. In reviewing base salaries the CEO considers various factors, including the performance of the executive officer with respect to specific objectives and increases in responsibilities. The specific objectives for each executive officer are established by such officer after consultation with the CEO, and vary for each executive position and for each year. In addition, in the first quarter of each year, the Board of Directors approves the Company's business plan developed by management for the current year. The business plan establishes objectives for the current year with respect to areas such as marketing, operations, capital expenditures and financial performance. In reviewing annual base salaries, the CEO and the Compensation Committee also consider each executive officer's responsibilities related to achieving the objectives in the business plan and, in an effort to provide competitive compensation, from time to time reviews salaries of similarly situated employees in comparable companies.

     The financial performance of the Company, primarily operating income, EBITDA (earnings before interest, taxes, depreciation and amortization) and net income, also is considered in determining annual adjustments to base salaries, but more emphasis is placed on divisional financial performance in determining annual cash bonuses rather than base salaries. When the CEO completes his reviews, he makes a recommendation to the Compensation Committee for its review and approval.

     Annual Cash Bonuses. Annual cash bonuses to executive officers, other than the CEO, are determined by the Compensation Committee after considering the recommendations of the CEO. The CEO in developing his bonus recommendations for the other executive officers, as well as the Compensation Committee in evaluating the CEO's recommendations, consider primarily the financial performance of the Company, the performance of the division at which an executive officer is employed and whether such division attained or exceeded the objectives set forth in the Company's annual business plan, and the performance of the Company and the executive's division in relation to industry conditions and performance of comparable companies. The CEO and the Compensation Committee also consider individual performance which contributed to the Company's financial performance or otherwise assisted the Company's efforts to achieve the objectives set forth in its business plan. Failure of the Company or an executive's division to attain or exceed the objectives in the business plan does not, however, necessarily prevent any cash bonus from being paid, although it may affect the size of cash bonuses paid. No specific weighting was assigned to any of the factors considered in determining annual adjustments to base salaries and cash bonuses for the executive officers.

     Certain executive officers may elect to defer all or a portion of their annual cash bonus and receive, in lieu thereof, stock options under the Company's 1997 Executive Deferred Compensation Stock Option Plan as described below under "Equity Incentive Compensation."

     Equity Incentive Compensation. The Compensation Committee endorses the view that equity ownership by management is beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value. The equity-based compensation plans described below facilitate equity ownership by management.

     1994 Incentive Plan. Through the 1994 Incentive Plan, the Company has utilized stock options (and has the ability to utilize stock appreciation rights and restricted stock) as components of executive compensation to ensure external competitiveness of the total executive compensation package, motivate executives to improve long-term stock performance, encourage equity ownership of the Company by executive officers and align executive interests with the enhancement of stockholder value.

     In granting stock options or other stock-based compensation under the 1994 Incentive Plan, the Compensation Committee considers the total number of shares available for future grants under the 1994 Incentive Plan, prior grants outstanding and estimated requirements for future grants. Individual awards, with the exception of grants to the CEO, generally are proposed to the Compensation Committee by the CEO. The Compensation Committee then discusses with the CEO his proposals and recommendations and determines individual awards, taking into consideration the CEO's recommendations, each participant's position and scope of responsibilities, the strategic and operational goals of the Company, the expected future performance of each participant to achieve these goals and unvested options, if any, held by each participant. Awards granted to the CEO are determined separately by the Compensation Committee based on the same criteria as grants to other employees, as well as the Compensation Committee's perception of the CEO's expected future contributions to the Company's achievement of its long-term performance goals. The Compensation Committee historically has elected to grant more options in one lump sum, rather than grant a smaller number on an annual basis, to create an immediately meaningful incentive to enhance stockholder value in the Company at the time of grant.

     The exercise price for awards granted under the 1994 Incentive Plan, the term of such awards, the vesting of such awards and the other terms and conditions of such awards are determined by the Compensation Committee, in its discretion. All stock options previously granted to executive officers under the 1994 Incentive Plan have an exercise price equal to the market price on the date of grant and vest in 20% increments over five years from the date of grant. Stock options granted under the 1994 Incentive Plan must expire not more than ten years from their date of grant.

     Executive Stock Option Plan. In 1997, the stockholders of the Company adopted the 1997 Executive Deferred Compensation Stock Option Plan (the "Executive Stock Option Plan"), which provides for the granting of stock options to eligible executive employees of the Company and its subsidiaries, at the employee's election, in lieu of all or a portion of such employee's annual cash bonus. Under the Executive Stock Option Plan, grants of stock options are made only to those executive officers and key management personnel of the Company and its subsidiaries as the Compensation Committee from time to time may designate. The Compensation Committee designated Martin V. Alonzo and John H. Steadman as eligible to participate in the Executive Stock Option Plan for 2001, and John H. Steadman is eligible to participate in the Executive Stock Option Plan for 2002. See "Compensation of Executive Officers" above. Messrs. Alonzo and Steadman elected to participate in the Executive Stock Option Plan for 2001.

COMPENSATION OF THE CEO

     Mr. Steadman received a salary increase effective upon his becoming CEO in September 2001. The Compensation Committee based the increase upon its review of Mr. Steadman's existing compensation arrangements, compensation of CEOs of companies comparable to the Company and the performance of Mr. Steadman. Mr. Steadman's employment agreement provides that Mr. Steadman's base salary will be reviewed annually and may be increased at the discretion of the Compensation Committee. The Compensation Committee anticipates that any future increase in the CEO's base salary will be based on the Compensation Committee's assessment of the CEO's performance and its expectations as to his future contributions to the Company and salaries provided by comparable companies.

     Under the terms of his employment agreement, Mr. Steadman is eligible for cash bonuses at the discretion of the Compensation Committee. Mr. Steadman received a cash bonus of $140,000. In determining Mr. Steadman's cash bonus, the Compensation Committee considered the financial performance of the Company and the Company's efforts to achieve its strategic objectives in its business plan.

POLICY WITH RESPECT TO $1 MILLION DEDUCTION LIMIT

     The Company's executive compensation strategy is to be cost and tax effective. Therefore, the Company's policy is to avail itself of all proper deductions under the Internal Revenue Code, where practical, while maintaining the flexibility to approve compensation arrangements which it deems to be in the best interests of the Company and its stockholders, but which may not always qualify for full tax deductibility. Section 162(m) of the Internal Revenue Code generally imposes a $1 million per person annual limit on the amount the Company may deduct as compensation expense for its CEO and its four other highest paid officers. Although the total compensation of the executive officers did not exceed this deduction limitation in 2001, certain factors involved in the Company's compensation program may impact on whether the deduction limitation is exceeded in the future. The 1994 Incentive Plan is intended to permit compensation associated with stock options and stock appreciation rights to be excluded from the deduction limitations, but certain payments under the 1994 Incentive Plan, including grants of restricted stock, may be included as compensation for purposes of calculating the deduction limitation, potentially impacting the deduction limitation. In addition, under current Internal Revenue Service regulations, income attributable to options (and stock appreciation rights) granted under the Executive Stock Option Plan may not qualify for an exemption from the $1 million annual limit on deductible compensation imposed by Section 162(m) of the Internal Revenue Code. To the extent the total non-exempt compensation paid (or deemed paid) by the Company to such an officer for a year exceeds $1 million, such excess is not deductible by the Company if the officer is employed by the Company as of the end of that year.

     As the Company moves forward in its efforts to create stockholder value in the years ahead, the Compensation Committee will continue to review, monitor and evaluate the Company's program for executive compensation to assure that it is internally effective in support of the Company's strategy, competitive in the marketplace to attract, retain and motivate the talent needed to achieve the Company's financial objectives, and appropriately rewards the creation of value on behalf of the Company's stockholders.

     This report has been provided by the Compensation Committee, which consists of the following members:

                           John R. Kennedy, Chairman
                              Raymond E. Cartledge
                              Thomas F. McWilliams

                               PERFORMANCE GRAPH

     Set forth below is a graph comparing the total stockholder return on the Company's Common Stock, the Standard & Poor's 500 Composite Index, the Russell 2000 Index, the Dow Jones Industrials Index, and a group of the Company's current peers. The peer group consists of Brush Wellman, Inc., Mueller Industries, Inc., Olin Corporation and Wolverine Tube, Inc. The graph illustrates total stockholder return for each of the five fiscal years ended December 31, 2001, of $100 invested at December 31, 1996, and assumes reinvestment of all dividends. The return of each company in the peer group has been weighted according to its respective market capitalization and information regarding the Company's share prices has been adjusted to give effect to the three-for-two stock split effective June 6, 1998 (the "Stock Split").

                               TOTAL RETURN INDEX

                                    [Graph]

              COMPANY NAME                  DEC-96   DEC-97   DEC-98   DEC-99   DEC-00    DEC-01
-----------------------------------------   ------   ------   ------   ------   ------   --------
CHASE INDUSTRIES INC.....................   100.00   128.30    78.77    61.32    78.77      69.06
S&P 500 COMP-LTD.........................   100.00   133.35   171.46   207.53   188.64     166.24
RUSSELL 2000.............................   100.00   122.36   119.30   144.87   140.49     144.08
DOW JONES INDUSTRIALS-30 STK.............   100.00   124.91   147.60   187.83   179.09     169.39
PEER GROUP INDEX.........................   100.00   132.90    87.23   115.28   109.10     103.53

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the Company's knowledge, set forth below is certain information, as of March 21, 2002, regarding ownership of Common Stock by (i) each person who beneficially owns 5% or more of the Common Stock, (ii) each director and Named Executive Officer of the Company and (iii) all directors and executive officers of the Company as a group. To the Company's knowledge, each person holds sole voting and investment power over the shares shown unless otherwise indicated.

                                                              AMOUNT AND     PERCENT OF
                                                              NATURE OF        COMMON
NAME                                                          OWNERSHIP       STOCK(1)
----                                                          ----------     ----------
Citigroup Inc...............................................  7,291,945(2)      47.7%
399 Park Avenue
New York, New York 1004

Martin V. Alonzo............................................  1,643,045(3)      10.7%
c/o Chase Industries Inc.
14212 County Road M-50
Montpelier, Ohio 43543

FMR Corp....................................................    916,700(4)       5.9%
82 Devonshire Street
Boston, Massachusetts 02109

Michael T. Segraves.........................................     80,750            *

John H. Steadman............................................     39,785(5)         *

Thomas F. McWilliams........................................     26,720(6)         *

Todd A. Slater..............................................     20,950(7)         *

John R. Kennedy.............................................     30,608(8)         *

Raymond E. Cartledge........................................     26,997(9)         *

Charles E. Corpening........................................     24,665(10)        *

William R. Toller...........................................     14,025(11)        *

Robert D. Kennedy...........................................     11,928(12)        *

All directors and executive officers as a group (10
  persons)..................................................  1,919,473(13)     12.5%

---------------

  *  Less than one percent.

 (1) Based on 15,298,045 shares of Common Stock outstanding as of March 21,
     2002.

 (2) Based on information set forth in Amendment No. 1 to Schedule 13D, dated September 20, 2001 (the "Citigroup Schedule 13D"), filed with the SEC by Citigroup, Inc., Citigroup Holdings Company, Citicorp, Citicorp Banking Corporation, CSCL and Chase Acquisition Corporation ("CAC"). The Citigroup
     Schedule 13D reflects that each of Citigroup Holdings Company, Citicorp, Citicorp Banking Corporation and CSCL has shared voting power and shared dispositive power for 7,289,945 shares of Common Stock and that Citigroup Inc. has shared voting power and shared dispositive power for 7,291,945 shares of Common Stock.

 (3) Excludes 37,500 shares of Common Stock held by Mr. Alonzo's wife, as to which Mr. Alonzo disclaims beneficial ownership. Includes 450,000 shares subject to stock options granted under the 1994 Incentive Plan, 115,154 shares subject to stock options granted under the Executive Stock Option Plan and 1,322 shares subject to stock options granted under the Director Stock Option Plan, all of which currently are exercisable.

 (4) Based on information set forth in Amendment No. 4 to Schedule 13G dated February 14, 2002 (the "Fidelity Schedule 13G"), filed with the SEC by FMR Corp., Edward C. Johnson 3d, and Abigail P. Johnson. The Fidelity Schedule 13G reflects that (i) Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp. ("FMR"), is the beneficial owner of 916,700 shares of Common Stock as a result of acting as investment advisor to the Fidelity Low-Priced Stock Fund (the "LP Fund"), an investment company registered under Section 8 of the Investment Company Act of 1940,
     (ii) the LP Fund holds all 916,700 shares of the Common Stock reported,
     (iii) Edward C. Johnson 3d, FMR (through its control of Fidelity), and the LP Fund each has sole power to dispose of the 916,700 shares owned by the LP Fund, and (iv) sole voting power of the shares reported resides with the LP Fund's board of trustees. Fidelity carries out the voting of the shares under written guidelines established by the LP Fund's boards of trustees.

 (5) Consists solely of 1,000 shares owned in joint tenancy with Mr. Steadman's wife, 20,000 shares subject to stock options granted under the 1994 Incentive Plan and 18,785 shares subject to stock options granted under the Executive Stock Option Plan, all of which currently are exercisable.

 (6) Consists solely of 19,220 shares subject to stock options granted under the Director Stock Option Plan and 7,500 shares subject to stock options granted under the 1994 Incentive Plan, all of which currently are exercisable. Excludes 223,045 shares of Common Stock held by a trust in which shares Mr. McWilliams has an indirect pecuniary interest but not a beneficial ownership interest under Rule 13d-3 of the Securities Exchange Act of 1934.

 (7) Includes 20,200 shares subject to stock options granted under the 1994 Incentive Plan, all of which currently are exercisable.

 (8) Includes 21,608 shares subject to stock options granted under the Director Stock Option Plan and 7,500 shares subject to stock options granted under the 1994 Incentive Plan, all of which currently are exercisable.

 (9) Includes 11,497 shares subject to stock options granted under the Director Stock Option Plan and 7,500 shares subject to stock options granted under the 1994 Incentive Plan, all of which currently are exercisable.

(10) Consists solely of 17,165 shares subject to stock options granted under the Director Stock Option Plan and 7,500 shares subject to stock options granted under the 1994 Incentive Plan, all of which currently are exercisable.

(11) Consists solely of 6,525 shares subject to stock options granted under the Director Stock Option Plan and 7,500 shares subject to stock options granted under the 1994 Incentive Plan, all of which currently are exercisable.

(12) Includes 8,928 shares subject to stock options granted under the Director Stock Option Plan that currently are exercisable.

(13) Includes 827,904 shares subject to stock options that currently are exercisable or that are exercisable within 60 days of the Record Date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and each of CVC and Mr. Alonzo are parties to a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which each of CVC and Mr. Alonzo are entitled to require the Company to file a registration statement under the Securities Act of 1933 ("Securities Act") covering the sale of some or all of the shares of Common Stock held by CVC and Mr. Alonzo, subject to certain conditions. Pursuant to the Registration Rights Agreement, the Company may be required to file on behalf of each of CSCL (as assignee of CVC) and Mr. Alonzo an unlimited number of registration statements on Form S-2 or Form S-3 under the Securities Act, when available. At any time that the Company is not eligible to use a Form S-2 or Form S-3 registration statement, CSCL (as assignee of CVC) and Mr. Alonzo also may require the Company to file a registration statement on their behalf on an appropriate registration form, provided that the Company will not be required to effect more than two such registrations on behalf of CSCL (as assignee of CVC) or one such registration on behalf of Mr. Alonzo during the term of the Registration Rights

Agreement. All such demand registrations require that the registration statement relate to a minimum of, in the case of CSCL (as assignee of CVC), 5% of the outstanding Common Stock or, in the case of Mr. Alonzo, 2% of the outstanding Common Stock. In addition, in the event the Company proposes to register any of its shares of Common Stock under the Securities Act, CSCL (as assignee of CVC) and Mr. Alonzo will be entitled to require the Company to include all or a portion of their shares in such registration, subject to certain conditions. Each demand registration pursuant to the Registration Rights Agreement must be at least 180 days apart.

     Generally, all fees, costs and expenses of any registration under the Registration Rights Agreement will be borne by the Company, provided that CSCL (as assignee of CVC) and Mr. Alonzo will be required to bear their respective pro rata share of underwriting discounts and commissions. CSCL (as assignee of CVC) and Mr. Alonzo may assign their respective rights under the Registration Rights Agreement to persons to whom they transfer or otherwise assign shares of the Common Stock that they hold, provided that the shares transferred or assigned to that person represent five percent or more of the outstanding Common Stock on a fully-diluted basis at the time of transfer.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of the copies of Forms 3, 4, and 5 required to be filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and written representations from the Company's executive officers and directors, the Company believes that all persons who were subject to Section 16(a) of the Exchange Act during 2001 complied with the filing requirements thereof other than Mr. Slater who had one late filing. Mr. Slater inadvertently filed his Form 3 late, reflecting that he had become an executive officer of the Company.

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

        3. Exhibits

         Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  2.1    -- Purchase and Sale Agreement, dated as of March 15, 2001, by and among Pinkert Industrial Group, LLC and Leavitt
            Tube Company, Inc., and joined in by Dale R. Pinkert,
            Robert Pinkert, and the Company (incorporated by
            reference to Exhibit 2.1 to the Company's Current Report
            on Form 8-K filed with the Securities and Exchange
            Commission on April 16, 2001).
  2.2    -- Amendment No. 1 to Purchase and Sale Agreement, dated as of March 30, 2001, by and among Pinkert Industrial Group,
            LLC and Leavitt Tube Company, Inc., and joined in by Dale
            R. Pinkert, Robert Pinkert, and the Company (incorporated
            by reference to Exhibit 2.2 to the Company's Current
            Report on Form 8-K filed with the Securities and Exchange
            Commission on April 16, 2001).
  3.1    -- Restated Certificate of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1998), as amended by the Certificate of
            First Amendment to the Company's Restated Certificate of
            Incorporation (incorporated by reference to Exhibit 3.2
            to the Company's Current Report on Form 8-K dated May 14,
            1997, filed with the Securities and Exchange Commission
            on May 28, 1997) and Certificate of Second Amendment to
            the Company's Restated Certificate of Incorporation
            (incorporated herein by reference to Exhibit 3.2 to the
            Company's Current Report on Form 8-K dated May 26, 1998,
            filed with the Securities and Exchange Commission on June
            1, 1998).
  3.2    -- Certificate of Designation of Series A Junior
            Participating Preferred Stock (incorporated herein by
            reference to Exhibit 4.2 to the Company's Form 8-A dated
            January 5, 2001, filed with the Securities and Exchange
            Commission on January 5, 2001).
  3.3    -- By-Laws of the Company (incorporated by reference to
            Exhibit 99.5 to the Company's Current Report on Form 8-K
            dated December 26, 2000, filed with the Securities and
            Exchange Commission on January 4, 2001).
  4.1    -- Specimen Common Stock Certificate (incorporated by
            reference to Exhibit 4.1 to the Company's Registration
            Statement on Form S-1 as filed with the Securities and
            Exchange Commission on November 3, 1994, Registration No.
            33-83178).
  4.2    -- Exchange Agreement dated November 4, 1994, between the
            Company and Citicorp Venture Capital Ltd. ('CVC')
            (incorporated by reference to Exhibit 4.4 to the
            Company's Registration Statement on Form S-8 dated
            December 9, 1994, Registration No. 33-87278).
  4.3    -- Rights Agreement, dated as of December 28, 2000, between the Company and Mellon Investor Services LLC
            (incorporated by reference to Exhibit 99.1 to the
            Company's Current Report on Form 8-K dated January 4,
            2001, filed with the Securities and Exchange Commission
            on January 4, 2001).
+10.1    -- Credit Agreement by and among the Company, the banks
            referred to therein and PNC Bank, National Association,
            as Agent, dated as of August 30, 1996.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.2    -- First Amendment to Credit Agreement by and among the
            Company, the banks referred to therein and PNC Bank,
            National Association, as Agent dated June 16, 1997
            (incorporated by reference to Exhibit 10.2 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1998).
 10.3    -- Second Amendment to Credit Agreement by and among the
            Company, the banks referred to therein and PNC Bank,
            National Association, as Agent dated September 8, 1999
            (incorporated by reference to Exhibit 10.3 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1999).
 10.4    -- Third Amendment to Credit Agreement by and among the
            Company, the banks referred to therein and PNC Bank,
            National Association, as Agent dated September 1, 2000
            (incorporated by reference to Exhibit 10.4 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 2000).
 10.5*   -- Chase Industries Inc. 1994 Long-Term Incentive Plan, as
            amended as of May 14, 1997 (incorporated by reference to
            Exhibit 10.5 to the Company's Annual Report on Form 10-K
            for the year ended December 31, 1998).
 10.6*   -- First Amendment to Chase Industries Inc. 1994 Long-Term
            Incentive Plan, as amended May 14, 1997, effective as of
            November 19, 1999 (incorporated by reference to Exhibit
            10.7 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1999).
 10.7*   -- Chase Industries Inc. 1997 Non-Employee Director Stock
            Option Plan, as amended May 26, 1998 (incorporated by
            reference to Exhibit 10.6 to the Company's Annual Report
            on Form 10-K for the year ended December 31, 1998).
 10.8*   -- First Amendment to Chase Industries Inc. 1997
            Non-Employee Director Stock Option Plan as amended May
            26, 1998, effective as of November 19, 1999 (incorporated
            by reference to Exhibit 10.9 to the Company's Annual
            Report on Form 10-K for the year ended December 31,
            1999).
 10.9*   -- Chase Industries Inc. 1997 Executive Deferred
            Compensation Stock Option Plan (incorporated by reference
            to Exhibit 10.7 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1998).
 10.10*  -- First Amendment to Chase Industries Inc. 1997 Executive
            Deferred Compensation Stock Option Plan, effective as of
            November 19, 1999 (incorporated by reference to Exhibit
            10.11 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1999).
+10.11   -- Indemnification Agreement dated November 10, 1994,
            between the Company and Mr. Alonzo.
+10.12   -- Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo.
 10.13   -- Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
            wholly-owned subsidiary of the Company now named Chase
            Brass & Copper Company, Inc. ('CBCC'), Chase Brass &
            Copper Company, Incorporated, a Delaware corporation now
            named Ken-Chas Reserve Co. ('Old Chase'), BP Exploration
            (Alaska), Inc. ('BP') and The Standard Oil Company
            ('Standard') (incorporated by reference to Exhibit 10.5
            to the Company's Registration Statement on Form S-1 as
            filed with the Securities and Exchange Commission on
            November 3, 1994, Registration No. 33-83178).
+10.14*  -- Amended and Restated CBCC Benefit Restoration Plan
            effective as of September 1, 2001.
 10.15   -- Participation Agreement dated as of December 23, 1997,
            among CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN
            Amro Bank N.V. and Credit Agricole IndoSuez, as
            Participants, and ABN Amro Bank N.V., as Agent, regarding
            lease of equipment at CBCC's Montpelier, Ohio, facility
            (incorporated by reference to Exhibit 10.18 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1997).
10 .16   -- Master Lease dated as of December 23, 1997, between ABN
            Amro Bank N.V., as Lessor, and CBCC, as Lessee, regarding
            lease of equipment at CBCC's Montpelier, Ohio, facility
            (incorporated by reference to Exhibit 10.19 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1997).

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.17   -- Lease Supplement No. 1 dated as of December 23, 1997,
            between ABN Amro Bank N.V., as Lessor, and CBCC, as
            Lessee, supplementing the Master Lease filed herewith as
            Exhibit 10.16 (incorporated by reference to Exhibit 10.20
            to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1997).
 10.18   -- Lease Supplement No. 2 dated as of February 2, 1998,
            between ABN Amro Bank N.V., as Lessor, and CBCC, as
            Lessee, supplementing the Master Lease filed herewith as
            Exhibit 10.16 (incorporated by reference to Exhibit 10.21
            to the Company's Annual Report on Form 10-K for the year
            ended December 31, 1997).
 10.19   -- Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.15 and Master Lease filed herewith
            as Exhibit 10.16 (incorporated by reference to Exhibit
            10.22 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1997).
 10.20   -- Guarantee dated as of December 23, 1997, from the
            Company, as Obligor, to ABN Amro Bank N.V., as Agent,
            guaranteeing obligations of CBCC under Participation
            Agreement filed herewith as Exhibit 10.15 and Master
            Lease filed herewith as Exhibit 10.16 (incorporated by
            reference to Exhibit 10.23 to the Company's Annual Report
            on Form 10-K for the year ended December 31, 1997).
 10.21*  -- Amended and Restated Employment Agreement, dated as of
            September 1, 2001, between the Company and John H.
            Steadman (incorporated by reference to Exhibit 10.1 to
            the Company's Quarterly Report on Form 10-Q for the
            quarter ended September 31, 2001).
 10.22   -- Change of Control Agreement, dated as of September 25,
            2001, by and between the Company and Todd A. Slater
            (incorporated by reference to Exhibit 10.2 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended September 31, 2001).
 10.23   -- Severance Pay Agreement, dated as of September 1, 2001, by and between the Company and John H. Steadman
            (incorporated by reference to Exhibit 10.4 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended September 31, 2001).
 10.24   -- Severance Pay Agreement, dated as of September 25, 2001, by and between the Company and Todd A. Slater
            (incorporated by reference to Exhibit 10.5 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended September 31, 2001).
 10.25   -- Severance Agreement, dated as of September 26, 2001, by and between the Company and Michael T. Seagraves
            (incorporated by reference to Exhibit 10.7 to the
            Company's Quarterly Report on Form 10-Q for the quarter
            ended September 31, 2001).
 10.26   -- Schedule identifying additional documents substantially identical to the Indemnification Agreement included as
            Exhibit 10.11 and setting forth the material details in
            which those documents differ from that document
            (incorporated by reference to Exhibit 10.13 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1999).
+21      -- List of Subsidiaries of the Company.
+23      -- Consent of PricewaterhouseCoopers LLP

---------------

+ Filed herewith

 (b) Reports on Form 8-K

     No Current Report on Form 8-K was filed by the Company during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CHASE INDUSTRIES INC.

                                                              By: /s/ JOHN H. STEADMAN
                                                ----------------------------------------------------
                                                                  John H. Steadman
Date: April 1, 2002                                    President and Chief Executive Officer

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

                   SIGNATURE                                      TITLE                        DATE
                   ---------                                      -----                        ----




              /s/ JOHN H. STEADMAN                President, Chief Executive Officer and   April 1, 2002
------------------------------------------------    Director (Principal Executive
                John H. Steadman                    Officer)




               /s/ TODD A. SLATER                 Chief Financial Officer (Principal       April 1, 2002
------------------------------------------------    Financial Officer and Principal
                 Todd A. Slater                     Accounting Officer)




              /s/ MARTIN V. ALONZO                Director                                 April 1, 2002
------------------------------------------------
                Martin V. Alonzo




            /s/ RAYMOND E. CARTLEDGE              Director                                 April 1, 2002
------------------------------------------------
              Raymond E. Cartledge




            /s/ CHARLES E. CORPENING              Director                                 April 1, 2002
------------------------------------------------
              Charles E. Corpening




              /s/ JOHN R. KENNEDY                 Director                                 April 1, 2002
------------------------------------------------
                John R. Kennedy




             /s/ ROBERT D. KENNEDY                Director                                 April 1, 2002
------------------------------------------------
               Robert D. Kennedy




            /s/ THOMAS F. MCWILLIAMS              Director                                 April 1, 2002
------------------------------------------------
              Thomas F. Mcwilliams




             /s/ WILLIAM R. TOLLER                Director                                 April 1, 2002
------------------------------------------------
               William R. Toller

                             CHASE INDUSTRIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT   ADDITIONS   CHARGED TO                BALANCE AT
                                           BEGINNING    COST AND      OTHER                      END
                                           OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
                                           ----------   ---------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2001
  Allowance for doubtful accounts and
     claims..............................     $990        $ 50         $ --         $124         $916
                                              ====        ====         ====         ====         ====
YEAR ENDED DECEMBER 31, 2000
  Allowance for doubtful accounts and
     claims..............................     $990        $ --         $ --         $ --         $990
                                              ====        ====         ====         ====         ====
YEAR ENDED DECEMBER 31, 1999
  Allowance for doubtful accounts and
     claims..............................     $965        $ 60         $ --         $ 35         $990
                                              ====        ====         ====         ====         ====

                               INDEX TO EXHIBITS

     Exhibits followed by an (*) constitute management contracts or compensatory plans or arrangements.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  2.1     --  Purchase and Sale Agreement, dated as of March 15, 2001, by and among Pinkert Industrial Group, LLC and Leavitt Tube
              Company, Inc., and joined in by Dale R. Pinkert, Robert
              Pinkert, and the Company (incorporated by reference to
              Exhibit 2.1 to the Company's Current Report on Form 8-K
              filed with the Securities and Exchange Commission on April
              16, 2001).
  2.2     --  Amendment No. 1 to Purchase and Sale Agreement, dated as of
              March 30, 2001, by and among Pinkert Industrial Group, LLC and Leavitt Tube Company, Inc., and joined in by Dale R.
              Pinkert, Robert Pinkert, and the Company (incorporated by
              reference to Exhibit 2.2 to the Company's Current Report on
              Form 8-K filed with the Securities and Exchange Commission on April 16, 2001).
  3.1     --  Restated Certificate of Incorporation of the Company
              (incorporated by reference to Exhibit 3.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998), as amended by the Certificate of First Amendment to the Company's Restated Certificate of Incorporation
              (incorporated by reference to Exhibit 3.2 to the Company's
              Current Report on Form 8-K dated May 14, 1997, filed with
              the Securities and Exchange Commission on May 28, 1997) and
              Certificate of Second Amendment to the Company's Restated
              Certificate of Incorporation (incorporated herein by
              reference to Exhibit 3.2 to the Company's Current Report on
              Form 8-K dated May 26, 1998, filed with the Securities and
              Exchange Commission on June 1, 1998).
  3.2     --  Certificate of Designation of Series A Junior Participating
              Preferred Stock (incorporated herein by reference to Exhibit
              4.2 to the Company's Form 8-A dated January 5, 2001, filed with the Securities and Exchange Commission on January 5,
              2001).
  3.3     --  By-Laws of the Company (incorporated by reference to Exhibit
              99.5 to the Company's Current Report on Form 8-K dated
              December 26, 2000, filed with the Securities and Exchange
              Commission on January 4, 2001).
  4.1     --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
              Form S-1 as filed with the Securities and Exchange
              Commission on November 3, 1994, Registration No. 33-83178).
  4.2     --  Exchange Agreement dated November 4, 1994, between the
              Company and Citicorp Venture Capital Ltd. ('CVC')
              (incorporated by reference to Exhibit 4.4 to the Company's
              Registration Statement on Form S-8 dated December 9, 1994,
              Registration No. 33-87278).
  4.3     --  Rights Agreement, dated as of December 28, 2000, between the
              Company and Mellon Investor Services LLC (incorporated by
              reference to Exhibit 99.1 to the Company's Current Report on
              Form 8-K dated January 4, 2001, filed with the Securities
              and Exchange Commission on January 4, 2001).
+10.1     --  Credit Agreement by and among the Company, the banks
              referred to therein and PNC Bank, National Association, as
              Agent, dated as of August 30, 1996.
 10.2     --  First Amendment to Credit Agreement by and among the
              Company, the banks referred to therein and PNC Bank,
              National Association, as Agent dated June 16, 1997
              (incorporated by reference to Exhibit 10.2 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1998).
 10.3     --  Second Amendment to Credit Agreement by and among the
              Company, the banks referred to therein and PNC Bank,
              National Association, as Agent dated September 8, 1999
              (incorporated by reference to Exhibit 10.3 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1999).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.4     --  Third Amendment to Credit Agreement by and among the
              Company, the banks referred to therein and PNC Bank,
              National Association, as Agent dated September 1, 2000
              (incorporated by reference to Exhibit 10.4 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              2000).
 10.5*    --  Chase Industries Inc. 1994 Long-Term Incentive Plan, as
              amended as of May 14, 1997 (incorporated by reference to
              Exhibit 10.5 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1998).
 10.6*    --  First Amendment to Chase Industries Inc. 1994 Long-Term
              Incentive Plan, as amended May 14, 1997, effective as of
              November 19, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1999).
 10.7*    --  Chase Industries Inc. 1997 Non-Employee Director Stock
              Option Plan, as amended May 26, 1998 (incorporated by
              reference to Exhibit 10.6 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1998).
 10.8*    --  First Amendment to Chase Industries Inc. 1997 Non-Employee
              Director Stock Option Plan as amended May 26, 1998,
              effective as of November 19, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1999).
 10.9*    --  Chase Industries Inc. 1997 Executive Deferred Compensation
              Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1998).
 10.10*   --  First Amendment to Chase Industries Inc. 1997 Executive
              Deferred Compensation Stock Option Plan, effective as of
              November 19, 1999 (incorporated by reference to Exhibit
              10.11 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1999).
+10.11    --  Indemnification Agreement dated November 10, 1994, between the Company and Mr. Alonzo.
+10.12    --  Registration Rights Agreement dated November 10, 1994, by and among the Company, CVC and Mr. Alonzo.
 10.13    --  Asset Purchase Agreement dated May 10, 1990, as amended, by and among the Company, CBC Acquisition Corporation (a
              wholly-owned subsidiary of the Company now named Chase Brass
              & Copper Company, Inc. ('CBCC'), Chase Brass & Copper
              Company, Incorporated, a Delaware corporation now named
              Ken-Chas Reserve Co. ('Old Chase'), BP Exploration (Alaska),
              Inc. ('BP') and The Standard Oil Company ('Standard')
              (incorporated by reference to Exhibit 10.5 to the Company's
              Registration Statement on Form S-1 as filed with the
              Securities and Exchange Commission on November 3, 1994,
              Registration No. 33-83178).
+10.14*   --  Amended and Restated CBCC Benefit Restoration Plan effective as of September 1, 2001.
 10.15    --  Participation Agreement dated as of December 23, 1997, among
              CBCC, as Lessee, ABN Amro Bank N.V., as Lessor, ABN Amro
              Bank N.V. and Credit Agricole IndoSuez, as Participants, and
              ABN Amro Bank N.V., as Agent, regarding lease of equipment at CBCC's Montpelier, Ohio, facility (incorporated by
              reference to Exhibit 10.18 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1997).
 10.16    --  Master Lease dated as of December 23, 1997, between ABN Amro
              Bank N.V., as Lessor, and CBCC, as Lessee, regarding lease of equipment at CBCC's Montpelier, Ohio, facility
              (incorporated by reference to Exhibit 10.19 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1997).
 10.17    --  Lease Supplement No. 1 dated as of December 23, 1997,
              between ABN Amro Bank N.V., as Lessor, and CBCC, as Lessee, supplementing the Master Lease filed herewith as Exhibit
              10.16 (incorporated by reference to Exhibit 10.20 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1997).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.18    --  Lease Supplement No. 2 dated as of February 2, 1998, between
              ABN Amro Bank N.V., as Lessor, and CBCC, as Lessee,
              supplementing the Master Lease filed herewith as Exhibit
              10.16 (incorporated by reference to Exhibit 10.21 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1997).
 10.19    --  Appendix 1 (Definitions) to Participation Agreement filed herewith as Exhibit 10.15 and Master Lease filed herewith as
              Exhibit 10.16 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1997).
 10.20    --  Guarantee dated as of December 23, 1997, from the Company, as Obligor, to ABN Amro Bank N.V., as Agent, guaranteeing
              obligations of CBCC under Participation Agreement filed
              herewith as Exhibit 10.15 and Master Lease filed herewith as
              Exhibit 10.16 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1997).
 10.21*   --  Amended and Restated Employment Agreement, dated as of
              September 1, 2001, between the Company and John H. Steadman
              (incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended
              September 31, 2001).
 10.22    --  Change of Control Agreement, dated as of September 25, 2001, by and between the Company and Todd A. Slater (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 31,
              2001).
 10.23    --  Severance Pay Agreement, dated as of September 1, 2001, by and between the Company and John H. Steadman (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 31,
              2001).
 10.24    --  Severance Pay Agreement, dated as of September 25, 2001, by and between the Company and Todd A. Slater (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 2001).
 10.25    --  Severance Agreement, dated as of September 26, 2001, by and between the Company and Michael T. Seagraves (incorporated by reference to Exhibit 10.7 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 31,
              2001).
 10.26    --  Schedule identifying additional documents substantially identical to the Indemnification Agreement included as
              Exhibit 10.11 and setting forth the material details in
              which those documents differ from that document
              (incorporated by reference to Exhibit 10.13 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1999).
+21       --  List of Subsidiaries of the Company.
+23       --  Consent of PricewaterhouseCoopers LLP

---------------

+ Filed herewith