Form 10-Q
period 2002-03-31
CHASE INDUSTRIES INC
filed 2002-05-15
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X]         Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


                               YES  [X]   NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 8, 2002..........................................15,306,770
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF MAY 8, 2002.........................................0

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED):

                 Consolidated Balance Sheet as of March 31, 2002
                           and December 31, 2001..............................................................   3

                 Consolidated Statement of Income for the Three Months Ended
                           March 31, 2002 and 2001............................................................   4

                 Consolidated Statement of Cash Flows for the Three Months Ended
                           March 31, 2002 and 2001............................................................   5

                 Notes to Consolidated Financial Statements...................................................   6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS  ..................................................................  12

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................  19

                                             PART II.  OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K............................................................   20

                 Signature...................................................................................   22


                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   March 31,   December 31,
                                                                      2002         2001
                                                                   ---------    ---------
                              ASSETS
Current assets:
  Cash and cash equivalents                                        $   3,589    $  18,206
  Receivables, net of allowance for doubtful accounts and
    claims of $934 and $916 in 2002 and 2001, respectively            27,875       22,044
  Inventories                                                         14,452       17,491
  Prepaid expenses                                                       678          880
  Deferred income taxes                                                3,885        4,524
  Other assets                                                         3,484        2,831
                                                                   ---------    ---------
      Total current assets                                            53,963       65,976
Property, plant and equipment, net                                   118,972      107,644
Pension intangible asset                                                 668          668
                                                                   ---------    ---------
      Total assets                                                 $ 173,603    $ 174,288
                                                                   =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  15,002    $  19,755
  Accrued compensation and benefits                                    3,004        3,907
  Accrued income taxes                                                 3,902        2,638
  Other accrued liabilities                                            2,416        2,126
                                                                   ---------    ---------
      Total current liabilities                                       24,324       28,426
Environmental and other related liabilities                            8,215        8,230
Deferred income taxes                                                 11,171       10,693
Other liabilities                                                      2,553        2,553
                                                                   ---------    ---------
      Total liabilities                                               46,263       49,902
                                                                   ---------    ---------
Commitments and contingencies                                           --           --
                                                                   ---------    ---------
Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized;
    15,298,345 and 15,297,745 shares issued and outstanding
    in 2002 and 2001, respectively                                       153          153
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 0 shares issued and outstanding in 2002 and 2001        --           --
  Additional paid-in capital                                          31,983       31,980
  Retained earnings                                                   96,420       93,469
  Accumulated other comprehensive loss                                (1,216)      (1,216)
                                                                   ---------    ---------
      Total stockholders' equity                                     127,340      124,386
                                                                   ---------    ---------
      Total liabilities and stockholders' equity                   $ 173,603    $ 174,288
                                                                   =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                              Three Months Ended March 31,
                                                  2002        2001
                                                --------    --------

Net sales                                       $ 60,866    $ 66,207

Cost of goods sold (exclusive of depreciation
  shown separately below)                         52,594      57,789
                                                --------    --------
    Gross profit                                   8,272       8,418

Selling, general and administrative expenses       1,699       1,450

Tender offer expenses                               --         2,560

Depreciation expense                               2,031       1,707
                                                --------    --------
    Operating income                               4,542       2,701

Interest (income) expense, net                       (33)        183
                                                --------    --------
    Income before income taxes                     4,575       2,518

Provision for income taxes                         1,624         894
                                                --------    --------

Income from continuing operations                  2,951       1,624

Discontinued operations (Note 5):
    Income, net of income taxes                     --            79
                                                --------    --------
                Net income                      $  2,951    $  1,703
                                                ========    ========
Average shares outstanding:
    Basic                                         15,298      15,290
    Diluted                                       15,522      15,488

Earnings per share - Basic:
    Income from continuing operations           $   0.19    $   0.11
    Income from discontinued operations             --          --
                                                --------    --------
                Net income                      $   0.19    $   0.11
                                                ========    ========
Earnings per share - Diluted:
    Income from continuing operations           $   0.19    $   0.10
    Income from discontinued operations             --          0.01
                                                --------    --------
                Net income                      $   0.19    $   0.11
                                                ========    ========


   The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                  Three Months Ended March 31,
                                                                       2002        2001
                                                                     --------    --------
Operating activities:
     Income from continuing operations                               $  2,951    $  1,624
     Adjustments to reconcile income from continuing operations to net cash used in operating activities:
        Depreciation                                                    2,031       1,707
        Deferred income tax expense                                     1,117         602
        BP settlement                                                    --        (2,000)
        Changes in assets and liabilities:
           Increase in receivables                                     (5,831)     (3,666)
           Decrease in inventories                                      3,039       6,477
           Decrease in accounts payable                                (4,753)    (10,572)
           Increase (decrease) in accrued liabilities                     651        (876)
           Other, net                                                    (466)       (948)
                                                                     --------    --------
           Net cash used in activities of continuing operations        (1,261)     (7,652)
           Net cash used in discontinued operations                      --        (1,515)
                                                                     --------    --------
               Net cash used in operating activities                   (1,261)     (9,167)
                                                                     --------    --------
Investing activities:
     Proceeds from sale of subsidiary                                    --        29,846
     Expenditures for property, plant and equipment                    (2,943)     (7,489)
     Purchase of leased equipment                                     (10,416)       --
                                                                     --------    --------
               Net cash (used in) provided by investing activities    (13,359)     22,357
                                                                     --------    --------
Financing activities:
     Issuance of common stock - options exercised                           3          95
                                                                     --------    --------
               Net cash provided by financing activities                    3          95
                                                                     --------    --------
Net (decrease) increase in cash and cash equivalents                  (14,617)     13,285

Cash and cash equivalents, beginning of period                         18,206       3,993
                                                                     --------    --------
Cash and cash equivalents, end of period                             $  3,589    $ 17,278
                                                                     ========    ========
Supplemental disclosures:
     Interest and bank fees paid                                     $     35    $     98
                                                                     ========    ========
     Income taxes paid                                               $     40    $    356
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

                              CHASE INDUSTRIES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of March 31, 2002, and December 31, 2001, and the consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for March 31, 2002 and 2001, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

     The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002. This quarterly report on Form 10-Q should be read in conjunction with the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     REVENUE RECOGNITION

     Net sales represent gross sales of brass rod less sales discounts and are recorded at the time of shipment. The gross sales price of brass rod consists of a metal price charged to the customers and a fabrication price as separate components. In addition, approximately 11% of pounds sold by CBCC are made on a "tolling" basis, where the customer consigns brass scrap to CBCC and is only charged

                              CHASE INDUSTRIES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

a fabrication price for processing the brass scrap into finished rod. For tolling sales, the brass metal value is not included in net sales or cost of goods sold.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement eliminates the amortization of goodwill, among other things, and replaces it with an annual impairment test. The adoption of SFAS 142, effective January 1, 2002, did not have any effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or, the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS 143, effective January 1, 2002, did not have any effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144, effective January 1, 2002, did not have any effect on the Company's financial position or results of operations.

2.   INVENTORIES:

     Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. In prior periods inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent years.

     If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $0.4 million lower at March 31, 2002, and $1.0 million lower at December 31, 2001. Inventories consisted of the following (in thousands):


                                      March 31,      December 31,
                                        2002            2001
                                      ---------     ------------
       Raw materials                 $  3,528        $  3,026
       Work in progress                 6,273           8,613
       Finished goods                   5,738           7,218
                                     --------        --------
                                       15,539          18,857
       Tolling metal due customers     (1,087)         (1,366)
                                     --------        --------
                                     $ 14,452        $ 17,491
                                     ========        ========

                              CHASE INDUSTRIES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   COMMON STOCK AND EARNINGS PER SHARE:

     The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares were as follows:

                             Three Months Ended March 31,
                             ----------------------------
                                2002                 2001
                                ----                 ----
                         Shares      EPS      Shares      EPS
                       ----------   -----   ----------   -----
       Basic           15,297,918   $0.19   15,290,094   $0.11
       Stock options      224,099    --        197,467    --
                       ----------   -----   ----------   -----
       Diluted         15,522,017   $0.19   15,487,561   $0.11
                       ==========   =====   ==========   =====


     At March 31, 2002, and December 31, 2001, the Company had no preferred stock issued or outstanding. In conjunction with its initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance. Of the 1,000,000 shares of authorized preferred stock, 36,310 have been designated Series A Junior Participating Preferred Stock, which are reserved for issuance pursuant to the rights as described below.

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

                              CHASE INDUSTRIES INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     As of December 31, 2000, the reserve for remediation activities was $4.0 million, including $3.0 million for the in situ remediation plan, $0.6 million for environmental consulting and $0.4 million for final payments to be made on remediation activities completed in 2000. In first quarter 2001, as a result of the settlement of the Company's litigation with BP discussed below, the Company recorded an additional $4.8 million of environmental reserves relating to obligations retained by the Company. The Company had remediation spending of $0.6 million for the twelve months ended December 31, 2001, including the payment of the $0.4 million for activities completed in 2000. The Company had minimal remediation spending in first quarter 2002. As a result of the foregoing, the environmental reserve totaled $8.2 million at March 31, 2002.

     Based on currently available data, the Company believes that upon completion of the remediation activities at the two areas described above, CBCC will have substantially completed the remediation activities that the Company believes are necessary to address contamination at its site. However, until the completion of these remedial and associated investigatory activities and approval from the Ohio Environmental Protection Agency ("EPA") of CBCC's activities to remediate this contamination, as well as remediation activities previously conducted, the Company cannot be certain that further remediation activities will not be required at its site. To the extent regulatory agencies require additional remediation at those areas of CBCC's site where CBCC previously has undertaken remediation activities, or require excavation of soil at the two areas for which CBCC currently is developing a remediation plan for in situ remediation, as part of the settlement of litigation with BP in first quarter 2001, discussed below, BP has retained responsibility for such remediation activities.

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

                            CHASE INDUSTRIES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

     In addition to the above, the Company has outstanding purchase commitments for capital equipment and building construction totaling approximately $7.0 million at March 31, 2002.

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

     The operating results of discontinued operations for the three months ended March 31, 2001, were as follows (in thousands):

       Net sales                    $ 23,251
                                    ========
       Income before taxes          $    123
       Provision for income taxes        (44)
                                    --------
       Net income                   $     79
                                    ========


     A portion of the Company's interest expense has been allocated to discontinued operations based on the debt outstanding on Leavitt's balance sheet. Income taxes on results of the discontinued operations have been allocated using the same overall rate incurred by the Company in each year presented.

6.   SUBSEQUENT EVENT:

     On May 8, 2002, Olin Corporation ("Olin"), a Virginia corporation, announced it has agreed to acquire the Company. The Company's shareholders will receive a fixed exchange ratio of 0.64 shares of Olin common stock for each outstanding share of the Company's common stock in a tax-free exchange. The transaction is conditioned on shareholder approval of both companies, regulatory clearance and other customary closing conditions. Citicorp Venture Capital, which owns approximately 48% of Chase's outstanding common shares, has agreed to vote its shares in favor of this transaction. The transaction is expected to close sometime mid-summer 2002, excluding any unanticipated delays.

                             CHASE INDUSTRIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Olin Corporation to Acquire Chase Industries

     On May 8, 2002, Olin Corporation ("Olin"), a Virginia corporation, announced it has agreed to acquire the Company. The Company's shareholders will receive a fixed exchange ratio of 0.64 shares of Olin common stock for each outstanding share of the Company's common stock in a tax-free exchange. The transaction is conditioned on shareholder approval of both companies, regulatory clearance and other customary closing conditions. Citicorp Venture Capital, which owns approximately 48% of Chase's outstanding common shares, has agreed to vote its shares in favor of this transaction. The transaction is expected to close sometime mid-summer 2002, excluding any unanticipated delays.

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

Operations

     The Company has a brass products segment operated by CBCC and, prior to March 30, 2001, had a steel products segment operated by Leavitt. The Company is a leading manufacturer of free-machining and forging brass rod.

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

                             CHASE INDUSTRIES INC.


     CBCC obtains approximately 75% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") has been eight cents per pound higher than the price that brass scrap is purchased from customers (the "Metal Buying Price") since September 1999. CBCC also purchases approximately 25% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has been readily available. Although the supply of brass scrap has resulted in continued favorable free-market scrap prices through March 2002, there can be no assurance that such discounts will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

     As noted above, CBCC's pricing structure consists of the Metal Selling Price and the fabrication price as separate components. The Metal Selling Price is determined at the time of shipment based on the then-current Metal Buying Price and is not directly affected by fluctuations in free-market brass scrap prices. As a result of this pricing structure, increases and decreases in the Metal Selling Price will affect net sales levels and gross profit as a percentage of sales, even in the absence of an increase or a decrease in shipments or the fabrication prices charged to customers, but will have little impact on gross profit levels. However, the quantity of free-market brass scrap purchased by CBCC and changes in the difference between the free-market prices paid for brass scrap and the Metal Buying Price will affect gross profit, even in the absence of an increase or a decrease in shipments or net sales levels.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, Compared with Three Months Ended March 31,
2001

     Net sales decreased $5.3 million, or 8.0%, to $60.9 million in first quarter 2002. Net sales decreased mainly as a result of a 13% decrease in the brass rod Metal Selling Price which was partially offset by a 5% increase in brass rod shipments. CBCC's plumbing and electronics customers showed strength in the first quarter while independent fabricators continued to lag behind.

                             CHASE INDUSTRIES INC.


     Industry shipments in the first quarter 2002 increased by 3% from the first quarter 2001. This increase followed six consecutive quarters of declining industry shipments. Net imports continued to decrease with January and February 2002, the most recent two months available, down 52% compared with the prior year. The first quarter 2002 was consistent with the Company's projections of a mild recovery. The Company continues to forecast a 10% increase in total apparent consumption of brass rod for all of 2002.

     Despite the increase in shipments, gross profit decreased $0.1 million, or 1.2%, to $8.3 million in first quarter 2002. The decline was attributable to lower unit profit margins. Fabrication prices decreased due to competitive pressures in the market. Manufacturing costs were controlled as volume increased with costs only up 1% from first quarter 2001. This was achieved despite increases in contractual labor rates and healthcare costs. Unit production costs were lower in first quarter 2002 compared with first quarter 2001.

     Selling, general and administrative ("SG&A") expenses increased $0.2 million, or 13.3%, to $1.7 million for first quarter 2002. SG&A expenses were higher mainly due to management incentive costs and increased legal fees, partially offset by management personnel reductions.

     In first quarter 2001, tender offer expenses aggregating $2.6 million were attributable to incremental consulting and legal expenses as a result of the unsolicited tender offer which expired on January 31, 2001. There were no tender offer expenses in first quarter 2002.

     Depreciation expense increased by $0.3 million, or 17.6%, to $2.0 million as a result of depreciation on the Phase III of Project 400 buildings and equipment.

     As a result of the above factors, operating income increased $1.8 million, or 66.7%, to $4.5 million in first quarter 2002.

     Interest income of $33,000 in first quarter 2002 compares with interest expense of $0.2 million in first quarter 2001. The $0.2 million difference primarily resulted from the elimination of $20 million of debt in conjunction with the settlement of the litigation with BP and the sale of Leavitt in first quarter 2001.

     As a result of the above factors, income from continuing operations before taxes increased by $2.1 million, or 84.0%, to $4.6 million in first quarter 2002 from $2.5 million in first quarter 2001.

     Income tax expense increased by $0.7 million, or 77.8%, to $1.6 million as a result of the increase of $2.1 million in income from continuing operations before taxes.

     As a result of the above factors, income from continuing operations increased by $1.4 million, or 87.5%, to $3.0 million in first quarter 2002 from $1.6 million in first quarter 2001.

     Income from discontinued operations, net of taxes, was $0.1 million, prior to the sale of Leavitt on March 30, 2001.

                             CHASE INDUSTRIES INC.

     Net income for first quarter 2002 was $3.0 million, or $0.19 per diluted share, compared with net income for first quarter 2001 of $1.7 million, or $0.11 per diluted share. Excluding the impact, net of taxes, of the unsolicited tender offer expenses, net income would have been $3.4 million, or $0.22 per diluted share, in first quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

General

     At March 31, 2002, and December 31, 2001, the Company had no debt. Cash and cash equivalents totaled $3.6 million, decreasing from $18.2 million at year end 2001.

     The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the revolving credit facility.

Working Capital

     At March 31, 2002, working capital was $29.6 million, an $8.0 million decrease from $37.6 million at December 31, 2001. Decreases in cash and cash equivalents of $14.6 million and inventory of $3.0 million were partially offset by increases in accounts receivable of $5.9 million and income taxes receivable of $0.7 million and a decrease in accounts payable and accrued liabilities of $4.1 million. The total of deferred taxes and income tax receivable, as of March 31, 2002, was basically unchanged from December 31, 2001.

     The increase in accounts receivable was partially due to a 39% increase in net sales from the month of December 2001 to the month of March 2002. The Company's December shipments are typically lower than other months due to customer shutdowns in December. Partially offsetting the increase in accounts receivable attributable to increased net sales was a slight improvement in the days sales outstanding in first quarter 2002 compared with fourth quarter 2001. The improvement is consistent with the mild recovery in demand being experienced by the Company's customers. The decrease in inventory was due to the increased demand the Company experienced in first quarter 2002. The decrease in accounts payable and accrued liabilities was primarily attributable to decreased capital expenditures in first quarter 2002 compared with fourth quarter 2001 due to Phase III of Project 400 nearing completion. Also, accounts payable and accrued liabilities were lower due to reduced metal purchases resulting from the inventory reductions discussed above.

     The Company's current ratio was 2.22 at March 31, 2002, compared to 2.32 at December 31, 2001.

Cash Flow Used in Operating Activities

     For the three months ended March 31, 2002, net cash used in operating activities was $1.3 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes of $7.4 million partially offset by net income from continuing operations of $3.0 million, depreciation of $2.0 million and deferred tax expense of $1.1 million. The change in working capital in first quarter 2002 was explained above in "Working Capital."

                             CHASE INDUSTRIES INC.

     For the three months ended March 31, 2001, net cash used in operating activities was $9.2 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes of $9.6 million and the settlement of the litigation with BP for $2.0 million partially offset by net income from continuing operations of $1.6 million, depreciation of $1.7 million and deferred tax expense of $0.6 million. In addition to cash used in continuing operations of $7.7 million, cash used in discontinued operations totaled $1.5 million.

Cash Flow (Used in) Provided by Investing Activities

     Capital expenditures were $13.4 million for the three months ended March 31, 2002, and $7.5 million for the three months ended March 31, 2001. In December 1997, CBCC entered into a six-year operating lease agreement for certain manufacturing equipment. There were several options available to the Company during or at the end of the lease term, which included renewal of the lease, purchase of the equipment by CBCC or sale of the equipment. In March 2002, the Company purchased this leased equipment for $10.4 million. Also in first quarter 2002, there were additional capital expenditures in the amount of $3.0 million primarily for equipment and installation costs for a second extrusion press and additional finishing lines. Capital expenditures in 2001 of $7.5 million primarily related also to equipment and construction costs for a second extrusion press and additional finishing lines.

Cash Flow Provided by Financing Activities

     Cash provided by financing activities of $3,000 and $95,000 for the three months ended March 31, 2002 and 2001, respectively, resulted from stock option exercises.

Capital Resources

     In 1996, CBCC launched a capital project referred to as "Project 400." The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to more than 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters have increased productivity and improved quality. The total cost of the first phase of the project was approximately $12 million and was financed through a six-year operating lease, for which the Company purchased this leased equipment for $10.4 million in the first quarter 2002.

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

     In fourth quarter 1999, the Company announced Phase III of Project 400, which is a $50 million multi-year investment for a second extrusion press and additional finishing equipment. Phase III, which will become fully-operational in second quarter 2002, will increase CBCC's

                             CHASE INDUSTRIES INC.

production capacity by about one-third to more than 400 million pounds annually. The new equipment has been installed, some is already in production, and the remainder is at varying stages of commissioning. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities, cash on hand, and the revolving credit facility, as necessary.

Bank Credit Facility

     As of March 31, 2002, there were no amounts outstanding under the Company's $50 million revolving credit facility. Total availability under the revolving credit facility was $48.0 million as of March 31, 2002.

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

     In first quarter 2001, the Company settled certain matters with BP which are discussed in Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1. In conjunction with the BP settlement, the Company recorded a $4.8 million environmental reserve. The Company had minimal remediation spending in first quarter 2002. The environmental reserve totaled $8.2 million at March 31, 2002.

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

     The statements set forth herein regarding anticipated expenditures for environmental matters are forward-looking, are based on sampling results currently available to the Company, remediation plans in the process of being developed by independent consultants of CBCC (which plans are subject to assumptions regarding applicable cleanup standards and methodologies) and preliminary cost estimates for completion of the remediation activities. Actual costs required to be expended by the Company with respect to such matters may differ materially from current expectations depending on the final resolution of known uncertainties, including finalization of remediation plans for the two remaining areas of CBCC's site as discussed above, completion of proposed remediation activities, acceptance by applicable governmental agencies of cleanup standards relied upon in developing remediation plans and conducting remediation activities, discovery of additional contaminants during remediation, and any change in CBCC's proposed use of its property which affects any applicable cleanup standard.

CONTINGENCIES - LEGAL PROCEEDINGS

     As discussed in Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1 and in Contingencies - Environmental Matters included in Part I, Item 2, in February 2001, the Company and CBCC settled a lawsuit with BP, originally filed in January 1998, regarding amounts payable under the BP Note.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The timing of contractual obligations and commercial commitments of the Company, at March 31, 2002, related to operating leases, purchases of capital equipment and stand-by letters of credit, is as follows (in thousands):

                                               2002            2003           2004           2005           2006
                                               ----            ----           ----           ----           ----
Operating leases                             $  257            $335           $250           $224           $112
Purchases of capital equipment                7,000
Stand-by letters of credit                    1,992

                             CHASE INDUSTRIES INC.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements regarding the operations of the Company and the industries in which it operates. These statements are identified by the use of words such as "believe," "expects," "anticipates," "will," "should" and other words referring to events to occur in the future. Management uses estimates and assumptions in forming the basis for such forward-looking statements. Such estimates and assumptions, including forecasts regarding demand and pricing for the Company's products, are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated, as described in the forward-looking statements. The risks and uncertainties include the risk that the tragedies of September 11, 2001, and their aftermath, may have an adverse effect on the economy and the end use markets for products manufactured from brass rod and exacerbate the other risks and uncertainties described herein. Actual results will be affected by general economic and industry conditions in the end-use markets for the Company's products as well as the impact of competitive products and pricing, including without limitation the impact of imports. Foreign economic activity and the relationship of the U. S. dollar to other currencies also affect import levels and exports of U.S. manufactured products containing parts made from brass rod. The Company's shipments also will be affected by its ability to maintain manufacturing operations at its current levels without significant interruption and successfully implement its capacity expansion program.

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

                             CHASE INDUSTRIES INC.

                           by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 4, 2001, filed with the Securities and Exchange Commission on January 4,
                           2001).

         +10.1    -        Amendment No. 1 to Amended and Restated Employment
                           Agreement, dated February 14, 2002, between the
                           Company and John H. Steadman.

         +10.2    -        Amendment No. 1 to Change of Control Agreement and
                           Severance Pay Agreement, dated February 14, 2002, between the Company and Todd A. Slater.


--------------
+ Filed herewith

(B)      REPORTS ON FORM 8-K

         No Current Report on Form 8-K was filed by the Company during the first quarter of 2002.

                              CHASE INDUSTRIES INC.

                                S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                   CHASE INDUSTRIES INC.


Date:  May 15, 2002                By:    /S/ TODD A. SLATER
                                          ------------------
                                          Todd A. Slater
                                          Vice President
                                          Chief Financial Officer
                                          (duly authorized officer and
                                          Principal Financial Officer)

                              CHASE INDUSTRIES INC.


                                INDEX TO EXHIBITS

 Exhibit
   No.                              Description of Exhibits

3.1      -        Restated Certificate of Incorporation of the Company
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998), as amended by the Certificate of First Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 14, 1997) and Certificate of Second
                  Amendment to the Company's Restated Certificate of
                  Incorporation, (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 26, 1998).

3.2      -        Certificate of Designation of Series A Junior Participating
                  Preferred Stock (incorporated herein by reference to Exhibit
                  4.2 to the Company's Form 8-A dated January 5, 2001, filed with the Securities and Exchange Commission on January 5,
                  2001).

3.3      -        By-Laws of the Company (incorporated by reference to Exhibit
                  99.5 to the Company's Current Report on Form 8-K dated
                  December 26, 2000, filed with the Securities and Exchange
                  Commission on January 4, 2001).

4.1      -        Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration No. 33-83178).

4.2      -        Exchange Agreement dated November 4, 1994, between the Company and Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to Exhibit 4.4 to the Company's Registration
                  Statement on Form S-8 dated December 9, 1994, Registration No.
                  33-87278).

4.3      -        Rights Agreement, dated as of December 28, 2000, between the
                  Company and Mellon Investor Services LLC (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 4, 2001, filed with the Securities and
                  Exchange Commission on January 4, 2001).

                              CHASE INDUSTRIES INC.


+10.1    -        Amendment No. 1 to Amended and Restated Employment Agreement,
                  dated February 14, 2002, between the Company and John H.
                  Steadman.

+10.2    -        Amendment No. 1 to Change of Control Agreement and Severance
                  Pay Agreement, dated February 14, 2002, between the Company and Todd A. Slater.


-------------
+  Filed herewith