Form 10-Q
period 2002-06-30
CHASE INDUSTRIES INC
filed 2002-08-14
CIK 928950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|             Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       or

| |             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                 YES |X| NO | |

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 9, 2002..................  15,322,055
NUMBER OF SHARES OF NONVOTING COMMON STOCK OUTSTANDING AS OF AUGUST 9, 2002........           0

================================================================================

                              CHASE INDUSTRIES INC.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheet as of June 30, 2002
            and December 31, 2001 .........................................    3

        Consolidated Statement of Income for the Three and Six Months
            Ended June 30, 2002 and 2001 ..................................    4

        Consolidated Statement of Cash Flows for the Six Months Ended
            June 30, 2002 and 2001 ........................................    5

        Notes to Consolidated Financial Statements ........................    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................   13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   23

                           PART II. OTHER INFORMATION

Item 5. Other Information .................................................   23

Item 6. Exhibits and Reports on Form 8-K ..................................   24

        Signature .........................................................   26

                              CHASE INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
               (UNAUDITED; IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                         June 30,        December 31,
                                                                           2002              2001
                                                                        ---------        ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents                                             $   9,907         $  18,206
  Receivables, net of allowance for doubtful accounts and
    claims of $949 and $916 in 2002 and 2001, respectively                 28,101            22,044
  Inventories                                                              12,203            17,491
  Prepaid expenses                                                            654               880
  Deferred income taxes                                                     4,564             4,524
  Other assets                                                                 --             2,831
                                                                        ---------         ---------
      Total current assets                                                 55,429            65,976
Property, plant and equipment, net                                        118,476           107,644
Pension intangible asset                                                      668               668
                                                                        ---------         ---------
      Total assets                                                      $ 174,573         $ 174,288
                                                                        =========         =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  14,290         $  19,755
  Accrued compensation and benefits                                         2,306             3,907
  Accrued income taxes                                                      2,589             2,638
  Other accrued liabilities                                                 2,222             2,126
                                                                        ---------         ---------
      Total current liabilities                                            21,407            28,426
Environmental and other related liabilities                                 8,207             8,230
Deferred income taxes                                                      11,913            10,693
Other liabilities                                                           2,553             2,553
                                                                        ---------         ---------
      Total liabilities                                                    44,080            49,902
                                                                        ---------         ---------
Commitments and contingencies                                                  --                --
                                                                        ---------         ---------

Stockholders' equity:
  Common stock, $.01 par value, 36,310,000 shares authorized;
    15,321,455 and 15,297,745 shares issued and outstanding
    in 2002 and 2001, respectively                                            153               153
  Nonvoting common stock, $.01 par value, 12,300,000 shares
    authorized; 0 shares issued and outstanding in 2002 and 2001               --                --
  Additional paid-in capital                                               32,173            31,980
  Retained earnings                                                        99,383            93,469
  Accumulated other comprehensive loss                                     (1,216)           (1,216)
                                                                        ---------         ---------
      Total stockholders' equity                                          130,493           124,386
                                                                        ---------         ---------
      Total liabilities and stockholders' equity                        $ 174,573         $ 174,288
                                                                        =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                        CONSOLIDATED STATEMENT OF INCOME
             (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                       2002           2001              2002              2001
                                                     -------        --------         ---------         ---------
Net sales                                            $61,659        $ 56,846         $ 122,525         $ 123,053

Cost of goods sold (exclusive of depreciation
   shown separately below)                            53,100          48,660           105,694           106,449
                                                     -------        --------         ---------         ---------

    Gross profit                                       8,559           8,186            16,831            16,604

Selling, general and administrative expenses           1,597           1,491             3,296             2,942

Tender offer and other expense                         1,600             948             1,600             3,507

Depreciation expense                                   2,485           1,723             4,516             3,430
                                                     -------        --------         ---------         ---------

    Operating income                                   2,877           4,024             7,419             6,725

Other non-operating expenses                              --             385                --               385

Interest expense (income), net                             3            (189)              (30)               (6)
                                                     -------        --------         ---------         ---------

    Income before income taxes                         2,874           3,828             7,449             6,346

Provision for income taxes                             1,020           1,359             2,644             2,253
                                                     -------        --------         ---------         ---------

Income from continuing operations                      1,854           2,469             4,805             4,093

Discontinued operations (Note 5):
    Income, net of income taxes                           --              --                --                79
    Additional tax benefit from disposal               1,109              --             1,109                --
                                                     -------        --------         ---------         ---------
                Net income                           $ 2,963        $  2,469         $   5,914         $   4,172
                                                     =======        ========         =========         =========

Average shares outstanding:
    Basic                                             15,309          15,298            15,303            15,294
    Diluted                                           15,586          15,478            15,556            15,483

Earnings per share - Basic:
    Income from continuing operations                $  0.12        $   0.16         $    0.32         $    0.27
    Income from discontinued operations                   --              --                --                --
    Additional tax benefit from disposal                0.07              --              0.07                --
                                                     -------        --------         ---------         ---------
                Net income                           $  0.19        $   0.16         $    0.39         $    0.27
                                                     =======        ========         =========         =========

Earnings per share - Diluted:
    Income from continuing operations                $  0.12        $   0.16         $    0.31         $    0.26
    Income from discontinued operations                   --              --                --              0.01
    Additional tax benefit from disposal                0.07              --              0.07                --
                                                     -------        --------         ---------         ---------
                Net income                           $  0.19        $   0.16         $    0.38         $    0.27
                                                     =======        ========         =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                              CHASE INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                                           Six Months Ended June 30,
                                                                             2002             2001
                                                                           --------         --------
Operating activities:
     Income from continuing operations                                     $  4,805         $  4,093
     Adjustments to reconcile income from continuing operations to net cash used in operating activities:
        Depreciation                                                          4,516            3,430
        Deferred income tax expense                                           1,180            2,303
        BP settlement                                                            --           (2,000)
        Changes in assets and liabilities:
           (Increase) in receivables                                         (6,057)            (705)
           Decrease in inventories                                            5,288            6,574
           Decrease in prepaid expenses                                         226              184
           Decrease in other assets                                           2,831               --
           (Decrease) in accounts payable                                    (5,465)          (8,476)
           (Decrease) in accrued liabilities                                 (1,577)          (3,249)
                                                                           --------         --------

           Net cash provided by activities of continuing operations           5,747            2,154
                                                                           --------         --------

     Discontinued operations:
        Additional income tax benefit from disposal                           1,109               --
        Cash (used in) discontinued operation                                    --           (1,515)
                                                                           --------         --------
           Net cash provided by (used in) discontinued operations             1,109           (1,515)
                                                                           --------         --------

                Net cash provided by operating activities                     6,856              639
                                                                           --------         --------

Investing activities:
     Proceeds from sale of subsidiary                                            --           29,846
     Expenditures for property, plant and equipment                          (4,932)         (14,355)
     Purchase of leased equipment                                           (10,416)              --
                                                                           --------         --------
                Net cash (used in) provided by investing activities         (15,348)          15,491
                                                                           --------         --------

Financing activities:
     Issuance of common stock - options exercised                               193               96
                                                                           --------         --------
                Net cash provided by financing activities                       193               96
                                                                           --------         --------

Net (decrease) increase in cash and cash equivalents                         (8,299)          16,226

Cash and cash equivalents, beginning of period                               18,206            3,993
                                                                           --------         --------

Cash and cash equivalents, end of period                                   $  9,907         $ 20,219
                                                                           ========         ========

Supplemental disclosures:
     Income tax refunds received                                           $  4,815         $     --
                                                                           ========         ========
     Income taxes paid                                                     $  2,340         $    356
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

                              CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION AND INTERIM FINANCIAL INFORMATION

      The consolidated balance sheet as of June 30, 2002, and December 31, 2001, and the consolidated statements of income and cash flows for the three and six months ended June 30, 2002 and 2001, include the accounts of Chase Industries Inc. (the "Company"), a Delaware corporation, and its wholly-owned subsidiary, Chase Brass & Copper Company, Inc. ("CBCC"), a Delaware corporation. All significant intercompany transactions have been eliminated in consolidation.

      The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles. The financial information for June 30, 2002 and 2001, included herein is unaudited and, in the opinion of management, reflects all adjustments necessary for a fair presentation of such financial information.

      The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002. This quarterly report on Form 10-Q should be read in conjunction with the annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      In fourth quarter 2000, the Company decided to divest Leavitt Tube Company, Inc. ("Leavitt"), a Delaware corporation. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt, including the stock of Holco Corporation ("Holco"), an Illinois corporation and wholly-owned subsidiary of Leavitt, to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago, for $31.7 million, before closing costs and fees of $1.9 million. The sale closed on March 30, 2001. Leavitt has previously been reported in the consolidated financial statements as a discontinued operation. For additional discussion on the discontinued operation, see Note 5, Discontinued Operations.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of SFAS 143, effective January 1, 2002, did not have any effect on the Company's financial position or results of operations.

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145, in second quarter 2002, did not have any effect on the Company's financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies

                              CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Management of the Company believes SFAS 146 will not have a material effect on the Company's financial position or results of operations.

2.    INVENTORIES:

      Inventories are stated at the lower of cost-or-market, with cost determined on the last-in, first-out (LIFO) basis. In prior periods inventories have been written down to lower of cost-or-market and such reduced amounts are considered cost for subsequent years.

      If the first-in, first out (FIFO) method for determining cost had been used, inventories would have been approximately $0.4 million higher at June 30, 2002, and $1.0 million lower at December 31, 2001. Inventories consisted of the following (in thousands):

                                               June 30,        December 31,
                                                 2002              2001
                                               --------        ------------
      Raw materials                            $  2,068          $  3,026
      Work in progress                            3,751             8,613
      Finished goods                              7,286             7,218
                                               --------          --------
                                                 13,105            18,857
      Tolling metal due customers                  (902)           (1,366)
                                               --------          --------
                                               $ 12,203          $ 17,491
                                               ========          ========

3.    COMMON STOCK AND EARNINGS PER SHARE:

      The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share. Average shares were as follows:

                                      Three Months Ended June 30,
                                      ---------------------------
                                      2002                      2001
                                      ----                      ----
                              Shares        EPS         Shares        EPS
                              ------        ---         ------        ---
      Basic                 15,308,780     $0.19      15,297,704     $0.16
      Stock options            277,367        --         180,775        --
                            ----------     -----      ----------     -----
      Diluted               15,586,147     $0.19      15,478,479     $0.16
                            ==========     =====      ==========     =====

                                       Six Months Ended June 30,
                                       -------------------------
                                      2002                      2001
                                      ----                      ----
                              Shares        EPS         Shares        EPS
                              ------        ---         ------        ---
      Basic                 15,303,379     $0.39      15,293,920     $0.27
      Stock options            252,492     (0.01)        189,221        --
                            ----------     -----      ----------     -----
      Diluted               15,555,871     $0.38      15,483,141     $0.27
                            ==========     =====      ==========     =====

                              CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

      At June 30, 2002, and December 31, 2001, the Company had no preferred stock issued or outstanding. In conjunction with its initial public offering in November 1994, the Company authorized 1,000,000 shares of preferred stock, none of which has been issued. The preferences and rights of such preferred stock may be determined by the Board of Directors at any time prior to issuance. Of the 1,000,000 shares of authorized preferred stock, 36,310 have been designated Series A Junior Participating Preferred Stock, which are reserved for issuance pursuant to the rights as described below.

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

4.    COMMITMENTS AND CONTINGENCIES:

      The Company is subject to certain contingent environmental liabilities with respect to CBCC's facility. CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site that are contaminated with certain volatile organic compounds ("VOC"s). Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates the cost for this project to approximate $3.0 million, based upon capital and operating costs for a period of five years. However, subject to pilot testing and operating experience, costs may increase or decrease depending on the scale and operating period.

      As of December 31, 2000, the reserve for remediation activities was $4.0 million, including $3.0 million for the in situ remediation plan, $0.6 million for environmental consulting and $0.4 million for final payments to be made on remediation activities completed in 2000. In first quarter 2001, as a result of the settlement of the Company's litigation with BP discussed below, the Company recorded an additional $4.8 million of environmental reserves relating to obligations retained by the Company. The Company had remediation spending of $0.6 million for the twelve months ended December 31, 2001, including the payment of the $0.4 million for activities completed in 2000. The Company had less than $0.1 million remediation spending in the first six months of 2002. As a result of the foregoing, the environmental reserve totaled $8.2 million at June 30, 2002.

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

                              CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

                              CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

      In addition to the above, the Company has outstanding purchase commitments for capital equipment and building construction totaling approximately $6.5 million at June 30, 2002.

5.    DISCONTINUED OPERATIONS:

      In fourth quarter 2000, the Company decided to divest Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago. The sale closed on March 30, 2001. The Company received $31.7 million in cash, before closing costs and fees of $1.9 million. In fourth quarter 2000, the Company recorded an estimated loss on the sale of Leavitt of $36.0 million, including income tax benefit of $11.3 million. As a result of the additional costs associated with certain post-closing liabilities maintained by the Company, in fourth quarter 2001, the Company recorded an additional $0.2 million loss on the sale of Leavitt, including income tax benefit of $0.1 million. In second quarter 2002, upon completion of the federal income tax return for the year ended December 31, 2001, the Company determined that the tax benefit from the loss on the sale of Leavitt was $12.5 million, as compared to the $11.4 million previously recorded. As a result, an additional $1.1 million was recorded as income from discontinued operations in second quarter 2002. The disposal of the assets and operations of Leavitt represented the disposal of a business segment and was previously reflected in the consolidated financial statements as a discontinued operation.

      The operating results of discontinued operations for the six months ended June 30, 2001, were as follows (in thousands):

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

                              CHASE INDUSTRIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


6.    OLIN CORPORATION TO ACQUIRE CHASE INDUSTRIES:

      On May 8, 2002, Olin Corporation ("Olin"), a Virginia corporation, announced it had agreed to acquire the Company. The Company's shareholders will receive a fixed exchange ratio of 0.64 shares of Olin common stock for each outstanding share of the Company's common stock in a tax-free exchange. The transaction is conditioned on shareholder approval of both companies, regulatory clearance and other customary closing conditions. Citicorp Venture Capital, which owns approximately 48% of Chase's outstanding common shares, has agreed to vote its shares in favor of this transaction. The transaction is expected to close late in the third quarter or early in the fourth quarter, 2002, excluding any unanticipated delays.

7.    SUBSEQUENT EVENT:

      In late July 2002, the Company signed a memorandum of understanding to settle a lawsuit with its insurance carriers related to a business interruption claim attributable to damage to a holding furnace in 1998. As a result, the Company anticipates collecting $1.5 million in August 2002.

                              CHASE INDUSTRIES INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Olin Corporation to Acquire Chase Industries

On May 8, 2002, Olin Corporation ("Olin"), a Virginia corporation, announced it had agreed to acquire the Company. The Company's shareholders will receive a fixed exchange ratio of 0.64 shares of Olin common stock for each outstanding share of the Company's common stock in a tax-free exchange. The transaction is conditioned on shareholder approval of both companies, regulatory clearance and other customary closing conditions. Citicorp Venture Capital, which owns approximately 48% of Chase's outstanding common shares, has agreed to vote its shares in favor of this transaction. The transaction is expected to close late in the third quarter or early in the fourth quarter, 2002, excluding any unanticipated delays.

Settlement of Lawsuit

      In late July 2002, the Company signed a memorandum of understanding to settle a lawsuit with its insurance carriers related to a business interruption claim attributable to damage to a holding furnace in 1998. As a result, the Company anticipates collecting $1.5 million in August 2002.

Sale of Leavitt Tube

      In fourth quarter 2000, the Company decided to divest Leavitt. On March 15, 2001, the Company signed a definitive agreement to sell the assets and operations of Leavitt to privately-held Pinkert Industrial Group, LLC, headquartered in Chicago. The sale closed on March 30, 2001. The Company received $31.7 million in cash, before closing costs and fees of $1.9 million. In fourth quarter 2000, the Company recorded an estimated loss on the sale of Leavitt of $36.0 million, including income tax benefit of $11.3 million. As a result of the additional costs associated with certain post-closing liabilities maintained by the Company, in fourth quarter 2001, the Company recorded an additional $0.2 million loss on the sale of Leavitt, including income tax benefit of $0.1 million. In second quarter 2002, upon completion of the federal income tax return for the year ended December 31, 2001, the Company determined that the tax benefit from the loss on the sale of Leavitt was $12.5 million, as compared to the $11.4 million previously recorded. As a result, an additional $1.1 million income tax benefit was recorded as income from discontinued operations in second quarter 2002. The disposal of the assets and operations of Leavitt represented the disposal of a business segment and was previously reflected in the consolidated financial statements as a discontinued operation.

Operations

      The Company has a brass products segment operated by CBCC and, prior to March 30, 2001, had a steel products segment operated by Leavitt. The Company is a leading manufacturer of free-machining and forging brass rod.

                              CHASE INDUSTRIES INC.

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

      CBCC obtains approximately 75% of the brass scrap used in its operations from its customers through purchase and tolling arrangements. The metal price charged to customers (the "Metal Selling Price") has been eight cents per pound higher than the price that brass scrap is purchased from customers (the "Metal Buying Price") since September 1999. CBCC also purchases approximately 25% of its brass scrap from scrap dealers at prevailing free-market prices. Free-market prices of brass scrap fluctuate based on the supply of and demand for brass scrap and the prices for copper and zinc (the major components of brass), and generally are less than the Metal Buying Price. Since 1990, free-market prices, as compared to Metal Buying Prices, have been favorable to CBCC by historical standards and the supply of brass scrap in the United States has been readily available. Although the supply of brass scrap has resulted in continued favorable free-market scrap prices through June 2002, there can be no assurance that such favorable prices will continue. Decreasing imports of brass rod and increasing demand for brass scrap could cause free-market brass scrap prices to increase, and increased pressure from customers to purchase brass scrap directly from them at the Metal Buying Price could reduce CBCC's ability to take advantage of free-market discounts.

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

                              CHASE INDUSTRIES INC.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002, Compared with Three Months Ended June 30, 2001

      Net sales increased $4.9 million, or 8.6%, to $61.7 million in second quarter 2002. Net sales increased mainly as a result of a 14% increase in brass rod shipments which was partially offset by lower metal prices and lower fabrication prices. CBCC's plumbing, building and construction customers continued to show strength in the second quarter with shipments up 16%, while independent fabricators continue to lag behind other CBCC customers with shipments up only 4% for the second quarter 2002.

      During the second quarter 2002, industry shipments were up 11% compared with the prior year. Net imports continued to decrease year-to-date May 2002, the most recent available, down 46% compared with the prior year. Second quarter 2002 was consistent with the Company's projections of strengthening demand. The Company continues to forecast a 10% increase in consumption of brass rod for all of 2002.

      Gross profit increased $0.4 million, or 4.9%, to $8.6 million in second quarter 2002. The increase was primarily attributable to higher shipments partially offset by a decrease in fabrication prices due to competitive pressures in the market. Unit manufacturing costs decreased 3% in second quarter 2002 as compared with second quarter 2001. This was achieved despite increases in contractual labor rates and healthcare costs. As volume increased and the Company obtained regular production from the two new finishing lines and the new extrusion press, fixed costs were leveraged to lower per unit costs.

      Selling, general and administrative ("SG&A") expenses increased $0.1 million, or 6.7%, to $1.6 million for second quarter 2002. SG&A expenses were higher mainly due to management incentive costs and increased tax consulting expense, partially offset by management personnel reductions.

      In second quarter 2002, the Company recorded $1.6 million of consulting and legal fees related to the pending acquisition of the Company by Olin. As the Company is the organization being acquired, these types of costs were recognized as current expenses. In second quarter 2001, tender offer expenses aggregating $0.9 million were attributable to incremental consulting and legal expenses as a result of an unsolicited tender offer, which expired January 31, 2001.

      Depreciation expense increased by $0.8 million, or 47.1%, to $2.5 million as a result of depreciation on Phase III of Project 400 buildings and equipment.

      As a result of the above factors, operating income decreased $1.1 million, or 27.5%, to $2.9 million in second quarter 2002.

      In second quarter 2001, other non-operating expenses of $0.4 million consisted of the Company's write-off of its investment in MetalSpectrum LLC, a consortium of major metals-related companies that provided business-to-business internet services. MetalSpectrum ceased operations in June 2001 due to low demand for its services and economic conditions.

                              CHASE INDUSTRIES INC.

      Interest expense of $3,000 in second quarter 2002 compares with interest income of $0.2 million in second quarter 2001. In second quarter 2002, interest earned on investing was offset by quarterly banking fees. In second quarter 2001, interest income was attributable to investing activity following the sale of Leavitt in first quarter 2001.

      As a result of the above factors, income from continuing operations before taxes decreased by $0.9 million, or 23.7%, to $2.9 million in second quarter 2002 from $3.8 million in second quarter 2001.

      Income tax expense decreased by $0.4 million, or 28.6%, to $1.0 million as a result of the decrease of $0.9 million in income from continuing operations before taxes. The effective income tax rate was the same for both periods at 35.5%.

      As a result of the above factors, income from continuing operations decreased by $0.6 million, or 24.0%, to $1.9 million in second quarter 2002 from $2.5 million in second quarter 2001.

      In June 2002, the Company filed its 2001 federal income tax return and carried back the loss from the sale of Leavitt to the prior years, resulting in a refund of $4.7 million. In conjunction with completing the tax return, the Company determined that the tax benefit from loss on the sale of Leavitt was $12.5 million as compared to the $11.4 million recorded in prior years. The Company recorded an additional income tax benefit totaling $1.1 million from the disposal of discontinued operations in the second quarter 2002, which equaled $0.07 per diluted share.

      Net income for second quarter 2002 was $3.0 million, or $0.19 per diluted share, compared with net income for second quarter 2001 of $2.5 million, or $0.16 per diluted share. Second quarter 2002 net income included a $1.1 million additional tax benefit on the loss from discontinued operations, or $0.07 per diluted share. Also, net income for second quarter 2002 included costs and expenses related to the pending acquisition of Chase by Olin totaling $1.0 million, net of taxes, or $0.07 per diluted share. Excluding the impact of expenses related to the unsolicited tender offer, earnings for second quarter 2001 were $0.20 per diluted share.

Six Months Ended June 30, 2002, Compared with Six Months Ended June 30, 2001

      Net sales decreased slightly from $123.1 million in 2001 to $122.5 million in 2002. The decrease was attributable to lower metal prices and lower fabrication prices, which were substantially offset by a 9% increase in brass rod shipments. CBCC's plumbing, building and construction customers continued to show strength in the first six months of 2002 with shipments up 14% as compared to the first six months of 2001. Independent fabricators continued to be weak with a decrease in shipments of 5%. Industry shipments were up 7% compared with the prior year.

      Gross profit, for the six months ended June 30, 2002, was basically flat as compared to the six months ended June 30, 2001. The effect of increase in brass rod shipments was substantially offset by lower fabrication prices.

                              CHASE INDUSTRIES INC.

      SG&A expenses increased $0.4 million, or 13.8%, to $3.3 million for the six months ended June 30, 2002. The increase was primarily attributable to management incentive costs and increased tax consulting fees, partially offset by management personnel reductions.

      For the six months ended June 30, 2002, the Company recorded $1.6 million of consulting and legal fees related to the pending acquisition of the Company by Olin. For the six months ended June 30, 2001, tender offer expenses aggregating $3.5 million were attributable to incremental consulting and legal expenses as a result of an unsolicited tender offer, which expired on January 31, 2001.

      Depreciation increased $1.1 million, or 32.4%, due to depreciation on Phase III of Project 400 buildings and equipment.

      As a result of the above factors, operating income, for the six months ended June 30, 2002, increased $0.7 million, or 10.4%, to $7.4 million in 2002 from $6.7 million in 2001.

      In 2001, other non-operating expenses of $0.4 million consisted of the Company's write-off of its investment in MetalSpectrum LLC, a consortium of major metals-related companies that provided business-to-business internet services. MetalSpectrum ceased operations in June 2001 due to low demand for its services and economic conditions.

      Net interest income for the six months ended June 30, 2002 was flat, compared to the same period in 2001, as the proportion of interest income to interest expense was relatively unchanged.

      Income tax expense for the six months ended June 30, 2002, increased $0.3 million, or 13%, to $2.6 million as a result of the increase of $1.1 million, or 17.5%, in income before income taxes. The effective income tax rate was the same for both periods at 35.5%.

      As a result of the above factors, income from continuing operations increased by $0.7 million, or 17.1%, to $4.8 million in 2002 from $4.1 million in 2001. Income from continuing operations for the first six months of 2002 included expenses related to the pending acquisition of the Company by Olin totaling $1.0 million, net of taxes, or $0.07 per diluted share. Excluding these costs, income from continuing operations would have been $0.38 per diluted share for the first six months of 2002. Income from continuing operations for the first six months of 2001 included expenses related to an unsolicited tender offer totaling $2.3 million, net of taxes, or $0.15 per diluted share. Excluding these costs, income from continuing operations for the first six months of 2001, were $0.42 per diluted share.

      For the six months ended June 30, 2002, the Company recorded an additional income tax benefit totaling $1.1 million from the disposal of discontinued operations, which equaled $0.07 per diluted share. The sale of Leavitt was previously discussed above under "General - Sale of Leavitt Tube."

                              CHASE INDUSTRIES INC.

      Income from discontinued operations, net of taxes, for the six months ended June 30, 2001, of $0.1 million represented the results prior to the sale of Leavitt on March 30, 2001.

      As a result of the above factors, net income increased $1.7 million, or 40.5%, to $5.9 million in 2002 from $4.2 million in 2001. Diluted earnings per share increased to $0.38 from $0.27 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

General

      Cash and cash equivalents totaled $9.9 million at June 30, 2002, decreasing from $18.2 million at year end 2001.

      The Company currently is meeting its operational and liquidity needs with cash on hand, internally generated funds and amounts available under the revolving credit facility.

Working Capital

      At June 30, 2002, working capital was $34.0 million, a $3.6 million decrease from $37.6 million at December 31, 2001. Decreases in cash and cash equivalents of $8.3 million, inventory of $5.3 million and income taxes receivable of $2.8 million were partially offset by increases in accounts receivable of $6.1 million and a decrease in accounts payable and accrued liabilities of $7.0 million. Deferred income tax assets as of June 30, 2002, were basically unchanged from December 31, 2001.

      The increase in accounts receivable was partially due to a 23% increase in net sales from the month of December 2001 to the month of June 2002. The Company's December shipments are typically lower than other months due to seasonal factors. The Company's days sales outstanding remained basically unchanged from year-end. The decrease in inventory was due to management's efforts to reduce inventory. The Company anticipates rebuilding most of the inventory by year-end. Income taxes receivable decreased due to the federal tax refund of $4.7 million that was received in second quarter 2002 from the carry back of the 2001 tax loss on the sale of Leavitt. The decrease in accounts payable and accrued liabilities was primarily attributable to decreased capital expenditures in second quarter 2002 compared with fourth quarter 2001 as Phase III of Project 400 neared completion. Also, accounts payable and accrued liabilities were lower due to decreases in the accruals for employee benefits as the payments for 2001 were made in 2002.

      The Company's current ratio was 2.59 at June 30, 2002, compared to 2.32 at December 31, 2001.

                              CHASE INDUSTRIES INC.

Cash Flow Provided by Operating Activities

      For the six months ended June 30, 2002, net cash provided by operating activities was $6.9 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes of $4.8 million partially offset by income from continuing operations of $4.8 million, depreciation expense of $4.5 million and deferred tax expense of $1.2 million. The change in working capital for the six months ended June 30, 2002 was explained above in "Working Capital." Also included was cash provided by discontinued operations of $1.1 million.

      For the six months ended June 30, 2001, net cash provided by operating activities was $0.6 million, which included a decrease in assets and liabilities, excluding cash, debt and deferred taxes of $5.7 million and the settlement of the litigation with BP for $2.0 million, partially offset by income from continuing operations of $4.1 million, depreciation expense of $3.4 million, and deferred tax expense of $2.3 million. Cash provided by continuing operations of $2.2 million was partially offset by cash used in discontinued operations of $1.5 million.

Cash Flow (Used in) Provided by Investing Activities

      Capital expenditures were $15.3 million for the six months ended June 30, 2002. In December 1997, CBCC entered into a six-year operating lease agreement for certain manufacturing equipment. There were several options available to the Company during or at the end of the lease term, which included renewal of the lease, purchase of the equipment by CBCC or sale of the equipment. In March 2002, the Company purchased this leased equipment for $10.4 million. Also in first half 2002, there were additional capital expenditures in the amount of $4.9 million primarily for equipment and installation costs for a second extrusion press and additional finishing lines. Capital expenditures in 2001 of $14.4 million primarily related also to equipment and construction costs for a second extrusion press and additional finishing lines.

Cash Flow Provided by Financing Activities

      Cash provided by financing activities of $193,000 and $96,000 for the six months ended June 30, 2002 and 2001, respectively, resulted from stock option exercises.

Capital Resources

      In 1996, CBCC launched a capital project referred to as "Project 400." The project is designed to increase foundry, extrusion and finishing capabilities with an ultimate goal of increasing finished brass rod production capability by one-third to more than 400 million pounds annually. The first phase of the project was completed in early 1998 with the installation of three new billet heaters that increased finished brass rod capacity by about 17 percent. The new billet heaters have increased productivity and improved quality. The total cost of the first phase of the project was approximately $12.0 million and was financed through a six-year operating lease. The Company purchased this leased equipment for $10.4 million in the first quarter 2002.

      In second quarter 1998, the Company announced Phase II of Project 400, which was a $30 million multi-year investment to construct an additional brass foundry enabling CBCC to increase

                              CHASE INDUSTRIES INC.

casting capacity and to provide customers with multiple alloys. The new brass foundry began producing billets on a trial basis in February 2000 and is now producing billets at expected production rates. The new foundry has reduced metal costs and increased production capacity.

      In fourth quarter 1999, the Company announced Phase III of Project 400, which is a $50 million multi-year investment for a second extrusion press and additional finishing equipment. Phase III increases CBCC's production capacity by about one-third to more than 400 million pounds annually. As of June 30, 2002, $47.9 million had been spent and all of the new equipment was in operation. The Company anticipates that capital projects will be paid for with cash flows provided by operating activities and cash on hand.

Bank Credit Facility

      As of June 30, 2002, there were no amounts outstanding under the Company's $50 million revolving credit facility. Total availability under the revolving credit facility was $47.9 million as of June 30, 2002. The existing revolving credit facility expires on August 30, 2002. The Company is in the process of negotiating a new credit facility and does not anticipate any problems in obtaining an adequate credit facility.

CONTINGENCIES - ENVIRONMENTAL MATTERS

      As discussed in Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1, CBCC is subject to certain contingent liabilities relating to environmental conditions at its manufacturing facility.

      CBCC is in the process of developing a remediation plan for in situ remediation at two areas of its site contaminated with certain volatile organic compounds (VOCs). Based on preliminary cost estimates provided by CBCC's independent environmental consultant, and subject to the development by the consultant of a remediation plan for these areas of the site and the receipt of bids for the remediation activities required under such plan, the Company estimates that the costs for this project will be approximately $3.0 million, based upon capital and operating costs for a period of five years. A reserve for this amount previously has been established. However, subject to pilot testing and operating experience, costs may increase or decrease depending on the scale and operating period.

      In first quarter 2001, the Company settled certain matters with BP which are discussed in Note 4 of Notes to Consolidated Financial Statements included in Part I, Item 1. In conjunction with the BP settlement, the Company recorded a $4.8 million environmental reserve. The Company had minimal remediation spending in first quarter 2002. The environmental reserve totaled $8.2 million at June 30, 2002.

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

                              CHASE INDUSTRIES INC.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The timing of contractual obligations and commercial commitments of the Company, at June 30, 2002, related to operating leases, purchases of capital equipment and stand-by letters of credit, is as follows (in thousands):

                                    2002       2003      2004      2005     2006
                                    ----       ----      ----      ----     ----
Operating leases                   $  171     $ 335     $ 250     $ 224     $112
Purchases of capital equipment      6,520
Stand-by letters of credit          2,064

                              CHASE INDUSTRIES INC.

FORWARD-LOOKING STATEMENTS

      This document contains forward-looking statements regarding the operations of the Company and the industries in which it operates. These statements are identified by the use of words such as "believe," "expects," "anticipates," "may, " "will," "should" and other words referring to events to occur in the future. Management uses estimates and assumptions in forming the basis for such forward-looking statements. Such estimates and assumptions, including forecasts regarding demand and pricing for the Company's products, are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated, as described in the forward-looking statements. Actual results may be affected by general economic and industry conditions in the end use markets for the Company's products as well as the impact of competitive products and pricing, including without limitation the impact of imports. Foreign economic activity and the relationship of the U. S. dollar to other currencies also may affect import levels and exports of U.S. manufactured products containing parts made from brass rod. The Company's shipments also may be affected by its ability to maintain manufacturing operations at its current levels without significant interruption. Given these uncertainties, you should not place undue reliance upon the forward-looking statements in this document.

                              CHASE INDUSTRIES INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      The Company has no financial instruments or agreements that require disclosure pursuant to this item.

                           Part II: Other Information

ITEM 5. OTHER INFORMATION

      The Company has filed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1 and 99.2 to this Form 10-Q.

                              CHASE INDUSTRIES INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            2.1    -    Agreement and Plan of Merger, dated as of May 7, 2002,
                        by and among the Company, Olin and Plumber Acquisition
                        Corp. (incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K dated May 9, 2002).

            3.1    -    Restated Certificate of Incorporation of the Company
                        (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998), as amended by the Certificate of First Amendment to the Company's Restated Certificate of
                        Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May
                        14, 1997) and Certificate of Second Amendment to the
                        Company's Restated Certificate of Incorporation,
                        (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 26,
                        1998).

            3.2    -    Certificate of Designation of Series A Junior
                        Participating Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-A dated
                        January 5, 2001, filed with the Securities and Exchange
                        Commission on January 5, 2001).

            3.3    -    By-Laws of the Company (incorporated by reference to
                        Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 26, 2000, filed with the Securities and Exchange Commission on January 4, 2001).

            4.1    -    Specimen Common Stock Certificate (incorporated by
                        reference to Exhibit 4.1 to the Company's Registration
                        Statement on Form S-1 as filed with the Securities and Exchange Commission on November 3, 1994, Registration
                        No. 33-83178).

            4.2    -    Exchange Agreement dated November 4, 1994, between the
                        Company and Citicorp Venture Capital Ltd. ("CVC")
                        (incorporated by reference to Exhibit 4.4 to the Company's

                              CHASE INDUSTRIES INC.

                        Registration Statement on Form S-8 dated December 9, 1994, Registration No. 33-87278).

            4.3    -    Rights Agreement, dated as of December 28, 2000, between
                        the Company and Mellon Investor Services LLC
                        (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 4,
                        2001, filed with the Securities and Exchange Commission on January 4, 2001).

            4.4    -    Voting Agreement, dated as of May 7, 2002 between Olin
                        and Court Square Capital Limited (incorporated by reference to Exhibit 5.2 to the Company's Current Report on Form 8-K dated May 9, 2002).

            +99.1  -    Certificate of Chief Executive Officer required by
                        Section 906 of the Sarbanes-Oxley Act of 2002.

            +99.2  -    Certificate of Chief Financial Officer required by
                        Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+ Filed herewith

      (b)   REPORTS ON FORM 8-K

            During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated May 8, 2002, to report under Item 5, "Other Events," an agreement by Olin to acquire the Company.

            Also during the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated May 9, 2002, to report under Item 5, "Other Events," an Agreement and Plan of Merger by and among Olin, Plumber Acquisition Corp. and the Company and a Voting Agreement between Olin and Court Square Capital Limited, an affiliate of CVC and under Item 7, "Exhibits," the Agreement and Plan of Merger by and among Olin, Plumber Acquisition Corp. and the Company and the Voting Agreement.

                              CHASE INDUSTRIES INC.

                                S I G N A T U R E

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                        CHASE INDUSTRIES INC.


Date: August 14, 2002                   By: /S/ TODD A. SLATER
                                            ------------------------------------
                                            Todd A. Slater
                                            Vice President
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            Principal Financial Officer)

                              CHASE INDUSTRIES INC.

                                INDEX TO EXHIBITS

Exhibit
  No.                            Description of Exhibits
-------                          -----------------------
2.1    -    Agreement and Plan of Merger, dated as of May 7, 2002, by and among the Company, Olin and Plumber Acquisition Corp. (incorporated by reference to Exhibit 5.1 to the Company's Current Report on Form 8-K
            dated May 9, 2002).

3.1    -    Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1998), as amended by the
            Certificate of First Amendment to the Company's Restated Certificate
            of Incorporation (incorporated by reference to Exhibit 3.2 to the
            Company's Current Report on Form 8-K dated May 14, 1997) and
            Certificate of Second Amendment to the Company's Restated
            Certificate of Incorporation, (incorporated by reference to Exhibit
            3.2 to the Company's Current Report on Form 8-K dated May 26, 1998).

3.2    -    Certificate of Designation of Series A Junior Participating
            Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-A dated January 5, 2001, filed with the
            Securities and Exchange Commission on January 5, 2001).

3.3    -    By-Laws of the Company (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 26, 2000, filed with the Securities and Exchange Commission on January 4,
            2001).

4.1    -    Specimen Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form S-1 as
            filed with the Securities and Exchange Commission on November 3,
            1994, Registration No. 33-83178).

4.2    -    Exchange Agreement dated November 4, 1994, between the Company and
            Citicorp Venture Capital Ltd. ("CVC") (incorporated by reference to
            Exhibit 4.4 to the Company's Registration Statement on Form S-8
            dated December 9, 1994, Registration No. 33-87278).

4.3    -    Rights Agreement, dated as of December 28, 2000, between the Company and Mellon Investor Services LLC

                              CHASE INDUSTRIES INC.

            (incorporated by reference to Exhibit 99.1 to the Company's Current
            Report on Form 8-K dated January 4, 2001, filed with the Securities and Exchange Commission on January 4, 2001).

4.4    -    Voting Agreement, dated as of May 7, 2002 between Olin and Court
            Square Capital Limited (incorporated by reference to Exhibit 5.2 to the Company's Current Report on Form 8-K dated May 9, 2002).

+99.1  -    Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

+99.2  -    Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+ Filed herewith